Form 10-Q
period 1996-03-31
WEEKS CORP
filed 1996-05-15
CIK 925558

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

            For the Transition Period from __________ to __________

                         Commission File No. 011-13254
                                             ---------

                               WEEKS CORPORATION
             (Exact name of Registrant as specified in its Charter)


         Georgia                                    58-1525322
- - - --------------------------                -----------------------------------
 (State of Incorporation)                (I.R.S. Employer Identification No.)


                    4497 Park Drive, Norcross, Georgia 30093
          (Address of principal executive offices, including zip code)

                                 (770)923-4076
              (Registrant's telephone number, including area code)

                                      N/A
                                      ---
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date (11,155,708 shares of common stock outstanding as of May 10, 1996)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past ninety (90) days.    (X) YES  (  ) NO

INDEX                                                                   PAGE
- - - -----------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
- - - -----------------------------------------------------------------------------

   ITEM 1.  FINANCIAL STATEMENTS
            Consolidated Condensed Balance Sheets
            at March 31, 1996 and December 31, 1995.............      3

            Consolidated Condensed Statements of Operations
            for the three months ended March 31, 1996 and 1995..      4

            Consolidated Condensed Statements of Cash Flows
            for the three months ended March 31, 1996 and 1995..      5

            Notes to Consolidated Condensed Financial
            Statements..........................................      6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......     13

PART II.  OTHER INFORMATION
- - - ---------------------------------------------------------------------------

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         25

SIGNATURES.......................................................    26
- - - ---------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                               WEEKS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS

- - - -----------------------------------------------------------------------------
                                                      March 31,  December 31,
(Unaudited; in thousands, except per share amounts)     1996         1995
- - - -----------------------------------------------------------------------------
ASSETS
Real Estate Assets
Land                                                   $ 41,294   $ 40,100
Buildings and improvements                              259,804    253,414
Accumulated depreciation                                (32,417)   (29,889)
- - - -----------------------------------------------------------------------------
Operating real estate assets                            268,681    263,625
- - - -----------------------------------------------------------------------------
Developments in progress                                 17,666     17,790
Land held for future development                          9,316      8,459
- - - -----------------------------------------------------------------------------
Net real estate assets                                  295,663    289,874
- - - -----------------------------------------------------------------------------
Cash and cash equivalents                                   307        982
Direct financing lease, net                               5,209      5,229
Deferred costs, net                                       9,317      9,457
Investments in and notes receivable
from unconsolidated subsidiaries                          7,689      7,751
Receivables and other assets                              9,998      7,148
- - - -----------------------------------------------------------------------------
TOTAL ASSETS                                           $328,183   $320,441
- - - -----------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable                                 $112,905   $113,022
Bank Credit Facility borrowings                          44,452     34,283
Accounts payable and accrued expenses                     6,704      7,783
Other liabilities                                         2,185      1,741
- - - -----------------------------------------------------------------------------
TOTAL LIABILITIES                                       166,246    156,829
- - - -----------------------------------------------------------------------------
Minority interests in Operating Partnership              30,349     30,663
- - - -----------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity
Common Stock, $0.01 par value; 100,000,000 shares
authorized; 11,155,704 shares issued and outstanding        112        112
Preferred Stock, $0.01 par value; 20,000,000 shares
authorized; none issued                                      --         --
Additional paid-in capital                              191,259    191,259
Accumulated deficit                                     (59,783)   (58,422)
- - - -----------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                              131,588    132,949
- - - -----------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $328,183   $320,441
- - - ----------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed balance sheets.

                               WEEKS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

- - - ----------------------------------------------------------------------------------------
                                                         Three Months     Three Months
                                                             Ended            Ended
(Unaudited; in thousands, except per share amounts)     March 31, 1996   March 31, 1995
- - - ----------------------------------------------------------------------------------------
REVENUE
Rental                                                         $10,780        $6,076
Tenant reimbursements                                            1,048           534
Direct financing lease                                             192           194
Other                                                              109           190
- - - ----------------------------------------------------------------------------------------
                                                                12,129         6,994
- - - ----------------------------------------------------------------------------------------
EXPENSES
Property operating and maintenance                               1,294           683
Real estate taxes                                                1,068           580
Depreciation and amortization                                    2,951         1,543
Interest                                                         2,435         1,341
Amortization of deferred financing costs                           200           159
General and administrative                                         716           379
- - - ----------------------------------------------------------------------------------------
                                                                 8,664         4,685
- - - ----------------------------------------------------------------------------------------
Operating income                                                 3,465         2,309
Interest income                                                     83            67
Equity in earnings of unconsolidated subsidiaries                  266           389
- - - ----------------------------------------------------------------------------------------
Income before minority interests                                 3,814         2,765
Minority interests                                                (713)         (698)
- - - ----------------------------------------------------------------------------------------
NET INCOME                                                     $ 3,101        $2,067
- - - ----------------------------------------------------------------------------------------
NET INCOME PER SHARE                                             $0.28         $0.27
- - - ----------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                             11,156         7,675
- - - -------------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed financial statements.

                               WEEKS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

- - - --------------------------------------------------------------------------------------------
                                                             Three Months      Three Months
                                                                 Ended            Ended
(Unaudited; in thousands)                                   March 31, 1996    March 31, 1995
- - - --------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                   $  3,101             $  2,067
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interests                                                713                  698
Depreciation and amortization                                   2,951                1,543
Amortization of deferred financing costs                          200                  159
Income from direct financing lease                               (192)                (194)
Straight-line rent revenue                                        (71)                  61
Equity in earnings of unconsolidated subsidiaries,
net of distributions to Company                                  (266)                (347)
Net change in:
Receivables and other assets                                     (654)                 553
Deferred costs                                                   (290)                (338)
Accounts payable and accrued expenses                             589                1,602
Other liabilities                                                 444                  369
- - - --------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       6,525                6,173
- - - --------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property acquisition, development and construction             (9,962)             (12,977)
Mortgage loans                                                 (1,648)                  --
Notes receivable and deposits                                    (200)              (3,500)
Payments received on direct financing lease                       212                  205
- - - --------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                         (11,598)             (16,272)
- - - --------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Line of credit proceeds, net                                   10,169                8,170
Payments of mortgage notes payable                               (117)                (109)
Deferred financing costs                                         (165)                  --
Dividends to shareholders                                      (4,462)              (2,879)
Distributions to minority interests                            (1,027)                (972)
- - - --------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       4,398                4,210
- - - --------------------------------------------------------------------------------------------
DECREASE IN CASH AND CASH EQUIVALENTS                            (675)              (5,889)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    982                6,334
- - - --------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $    307             $    445
- - - --------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed financial statements.

                               WEEKS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  THE COMPANY

Weeks Corporation and its subsidiaries own, operate, develop, construct, acquire and manage industrial and suburban office buildings in Atlanta, Georgia and the southeastern United States. As used herein, the term "Company" includes Weeks Corporation and Weeks Realty L.P. (the "Operating Partnership") and its subsidiaries, unless the context indicates otherwise. The Company owns an 81.3% partnership interest in the Operating Partnership which, including the operations of its subsidiaries, conducts substantially all of the on-going operations of the Company. The Company has elected to qualify and operate as a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company will not generally be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code relating to the composition of its income and assets, including the requirement to distribute 95% of its taxable income to its shareholders.

In November 1995, the Company completed an equity offering of 3,450,000 shares of common stock (the "Offering") resulting in net proceeds of $72.8 million that were contributed to the Operating Partnership in exchange for 3,450,000 units of limited partnership interest in the Operating Partnership ("Units"). Subsequent to this offering and as of March 31, 1996, the Company had outstanding 11,155,704 shares of common stock and owned the same number of Units, and the Company's ownership interest in the Operating Partnership increased from 74.75% prior to the Offering to 81.3% currently. Units held by persons other than the Company totaled 2,567,470 as of March 31, 1996, and represented an 18.7% minority interest in the Operating Partnership. Units representing the 18.7% minority interest in the Operating Partnership are convertible by their holders into shares of common stock on a one-for-one basis, or into cash, at the Company's option.

The Company conducts its third party service businesses through two subsidiaries (the "Subsidiaries"): Weeks Realty Services Inc. (third-party landscape, property management and leasing services) and Weeks Construction Services Inc. (third-party construction services). The Company holds 100% of the nonvoting and 1% of the voting common stock of the Subsidiaries. The remaining voting common stock is held by three executive officers of the Company. The ownership of the common stock of the Subsidiaries entitles the Company to substantially all (99%) of the economic benefits from the results of the Subsidiaries' operations.

As of March 31, 1996, the Company owned and operated 124 industrial properties, nine office properties and three retail properties comprising approximately 9.0 million square feet located primarily in the metropolitan Atlanta, Georgia, area. In addition, 10 industrial properties and two property expansions were under development or in lease-up comprising an additional approximately 1.4 million square feet.

2.  BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements include the consolidated condensed financial position of the Company and its subsidiaries at March 31, 1996, and December 31, 1995, and their results of operations and cash flows for the three months ended March 31, 1996 and 1995, respectively. The operating results of the Subsidiaries are reflected in the accompanying financial statements on the equity method of accounting as discussed below. All significant intercompany balances and transactions have been eliminated in the consolidated condensed financial statements. Certain prior year amounts have been reclassified to conform to the 1996 presentation.

The accompanying interim unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature which are necessary to fairly state the interim financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

In September 1995, the Emerging Issues Task Force ("EITF") reached a consensus opinion in EITF Issue No. 95-6, "Accounting by a Real Estate Investment Trust for an Investment in a Service Corporation," requiring the Company to change its method of accounting, previously the cost method, for the Subsidiaries. In accordance with the revised guidelines and effective with its December 31, 1995, consolidated financial statements, the Company changed its method of accounting for the Subsidiaries to the equity method. The impact of this change on the Company's results of operations for the three months ended March 31, 1995, was not material. As a result, the consolidated condensed financial statements of the Company for this period were not restated.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 1995, SFAS 123, "Accounting for Stock-Based Compensation" was issued requiring the Company either to continue its current generally accepted accounting for stock-based compensation under the intrinsic value method or elect the fair value-based method of accounting prescribed by SFAS 123. Additionally, SFAS 123, when implemented, will require additional footnote disclosures, including pro forma net income and earnings per share under the provisions of SFAS 123. The Company continues to account for stock-based compensation under current accounting standards and will implement the disclosure requirements of SFAS 123 in its December 31, 1996, financial statements, the effective implementation date for the Company.

3.   BANK CREDIT FACILITY AND MORTGAGE NOTES PAYABLE

The Operating Partnership, the Subsidiaries and Weeks Development Partnership (Note 4), as co-borrowers, presently utilize a $100 million revolving bank credit facility (the "Credit Facility") for development and construction, acquisitions and general corporate purposes. The Credit Facility is unsecured; however, designated properties included in the borrowing base are subject to a negative pledge. Each co-borrower is liable for its own borrowing; however, the entire Credit Facility is guaranteed by the Company. Additionally, the Company and the co-borrowers are required to meet certain financial and non-financial covenants including a restriction on the amount of dividends and distributions to not more than 95% of "Funds from Operations," a REIT industry measure of operating performance, unless the additional amounts are necessary to maintain the Company's REIT status under the Code. The Credit Facility has an initial term through December 31, 1996, and renews annually through December 31, 1999, subject to an annual renewal fee of 0.125%. Upon an event of nonrenewal, the co-borrowers can elect to repay the Credit Facility over two years.

At March 31, 1996, the Credit Facility provides for advances and letters of credit of up to the lesser of $100 million or 60% of the borrowing base, as defined. Maximum available advances, governed by the existing borrowing base formula, total approximately $87 million, although maximum available advances can be increased by the Company by adding additional operating and development properties to the borrowing base. As of March 31, 1996, the Credit Facility borrowings are detailed as follows (in thousands):

        ------------------------------------------------
          BORROWER                            AMOUNT
        ------------------------------------------------

          Operating Partnership               $44,452
          Weeks Construction Services Inc.      2,128
          Weeks Development Partnership         1,250
          Weeks Realty Services Inc.              670
        ------------------------------------------------
                                              $48,500
        ------------------------------------------------

In addition, letters of credit totaling $1,080,000 at March 31, 1996, were issued under the Credit Facility to third parties.

Interest under the Credit Facility was payable monthly at bank prime minus 0.25% or at LIBOR plus 1.50% at the election of the co-borrowers. Effective April 1, 1996, the interest rate under the Credit Facility was reduced to LIBOR plus 1.35%. The weighted average interest rate on Credit Facility borrowings was 6.89% at March 31, 1996. Fees on the unused portion of the Credit Facility are 0.20% payable quarterly.

Interest paid, net of amounts capitalized, totaled $2,250,000 and $1,341,000 for the three months ended March 31, 1996 and 1995, respectively. Interest costs capitalized totaled $415,000 and $120,000 for the three months ended March 31, 1996 and 1995, respectively.

Mortgage notes payable at March 31, 1996, and December 31, 1995, consist of the following (in thousands):

    ----------------------------------------------------------------------------
                                                         MARCH 31,  DECEMBER 31,
                                                           1996         1995
    ----------------------------------------------------------------------------
   Mortgage note, interest payable monthly at 7.13%,
   due in 1999(a)                                         $ 38,000      $ 38,000
   Three mortgage notes, interest payable monthly at
   7.75%, due in 1998                                       31,170        31,170
   Mortgage note, interest payable monthly at 7.625%,
   due in 2000                                              10,300        10,300
   Mortgage note, principal and interest payable
   monthly at 6.71%, due in 2001                             7,019         7,040
   Mortgage note, interest payable monthly at 8.2%
   to 1999, principal and interest payable monthly
   at 8.2% to 2002                                           5,200         5,200
   Industrial revenue bond financing, interest
   payable quarterly, due in 2004(b)                         5,140         5,140
   Two mortgage notes, interest payable monthly
   at 7.75% to 1998 and 8.0% to 2001, due in 2001(a)         4,400         4,400
   Mortgage note, principal and interest payable
   monthly at 9.5%, due in 2005                              4,338         4,391
   Mortgage note, principal and interest payable
   monthly at 8.3%, due in 1998                              3,467         3,480
   Two mortgage notes, principal and interest
   payable monthly at 8.42%, due in 1999                     3,133         3,152
   Industrial revenue bond financing, principal and
   interest due monthly through 2010(c)                        738           749
    ----------------------------------------------------------------------------
                                                          $112,905      $113,022
    ----------------------------------------------------------------------------

   (a) Mortgage notes are partially or fully guaranteed by certain Company officers and Unitholders.
   (b) In January 1996, the industrial revenue bonds were refunded through the issuance of new tax-exempt adjustable rate industrial revenue bonds. Interest is payable at rates equivalent to short term tax exempt Aa2 rated securities (3.45% at March 31, 1996). The bonds are supported by a letter of credit issued by a bank in the amount of $5,345,000. Certain of the Company's properties secure its obligations under the letter of credit.
   (c) Interest rate is 78% of the prime rate (6.45% at March 31, 1996).


   Scheduled maturities of mortgage notes payable at March 31, 1996, are summarized as follows (in thousands):

    --------------------------------------------------------
          YEAR                                  AMOUNT
    --------------------------------------------------------
      Remainder of 1996                          $   367
      1997                                           524
      1998                                        35,037
      1999                                        41,363
      2000                                        10,833
      2001 and thereafter                         24,781
    --------------------------------------------------------
                                                $112,905
    --------------------------------------------------------

4.  INVESTMENTS IN AND NOTES RECEIVABLE
    FROM UNCONSOLIDATED SUBSIDIARIES

The Company conducts its third party construction, landscape, property management and leasing service businesses through the Subsidiaries. Additionally, the Subsidiaries formed Weeks Development Partnership ("Weeks Development") and jointly hold 100% of the partnership interests. Weeks Development primarily owns land in various business parks, either directly or through ownership interests in real estate partnerships and joint ventures. The Company intends to acquire land from Weeks Development and its affiliated partnerships and joint ventures for the development of future operating properties.

As discussed in Note 2, the Subsidiaries are accounted for on the equity method of accounting. Under the equity method, the Company recognizes, in its consolidated statements of operations, its economic share of the Subsidiaries' earnings and losses. The Company holds 100% of the nonvoting and 1% of the voting common stock of the Subsidiaries. This stock ownership entitles the Company to substantially all (99%) of the economic benefits and losses from the results of the Subsidiaries' operations.

The following information summarizes the financial position, results of operations and cash flows of the Subsidiaries and Weeks Development on a combined basis (in thousands):

- - - ----------------------------------------------------------------------------
                                              MARCH 31,   DECEMBER 31,
FINANCIAL POSITION                               1996         1995
- - - ----------------------------------------------------------------------------
   ASSETS
   Real estate assets, principally land         $ 7,409        $ 7,012
   Investments in real estate partnerships
      and joint ventures                          3,173          3,417
   Receivables and other assets                  10,496         10,892
- - - ----------------------------------------------------------------------------
                                                $21,078        $21,321
- - - ----------------------------------------------------------------------------
   LIABILITIES AND EQUITY
   Notes payable to Company                     $10,939        $10,939
   Bank credit facility borrowings                4,048          4,237
   Other borrowings                               1,822          1,828
   Other liabilities                              7,520          7,505
   Total equity                                  (3,251)        (3,188)
- - - ----------------------------------------------------------------------------
                                                $21,078        $21,321
- - - ----------------------------------------------------------------------------


At March 31, 1996, the Company's investment in and notes receivable from the Subsidiaries totaling $7,688,000 includes notes receivable from the Subsidiaries of $10,939,000 and the Company's investment in the Subsidiaries of ($3,251,000).

- - - -----------------------------------------------------------------------------
                                               THREE MONTHS      THREE MONTHS
                                                  ENDED             ENDED
RESULTS OF OPERATIONS                         MARCH 31, 1996    MARCH 31, 1995
- - - -----------------------------------------------------------------------------
   REVENUE
   Construction and development fees               $  409           $  294
   Landscape                                        1,033              659
   Property management fees                            58              162
   Commissions                                         78              179
   Other                                               69               21
- - - -----------------------------------------------------------------------------
                                                    1,647            1,315
- - - -----------------------------------------------------------------------------
   COSTS AND EXPENSES
   Materials and labor                                818              557
   Interest expense - Company                         328              347
   Interest expense - other                           139               20
   General and administrative                         324              404
   Other                                               91               64
- - - -----------------------------------------------------------------------------
                                                    1,700            1,392
- - - -----------------------------------------------------------------------------
   Equity in earnings of partnerships
      and joint ventures                              (10)             119
- - - -----------------------------------------------------------------------------
   NET INCOME (LOSS)                               $  (63)          $   42
- - - -----------------------------------------------------------------------------
   Net income (loss) attributable
      to Company                                   $  (62)          $   42
   Interest expense to Company                        328              347
- - - -----------------------------------------------------------------------------
   Equity in earnings of Subsidiaries              $  266           $  389
- - - -----------------------------------------------------------------------------
   Distributions to Company                        $   --           $   42
- - - -----------------------------------------------------------------------------
   CASH FLOWS
- - - -----------------------------------------------------------------------------
   Operating activities                            $1,017           $ (890)
   Investing activities                              (459)            (151)
   Financing activities                              (195)           1,080
- - - -----------------------------------------------------------------------------

Third-party service revenues detailed above include development and construction fees, landscaping fees and lease commissions from affiliated partnerships and joint ventures totaling $40,000, $53,000 and $72,000, respectively, for the three months ended March 31, 1996, and $86,000, $62,000 and $74,000, respectively, for the three months ended March 31, 1995.

5.  DIVIDENDS

The Company declared and paid quarterly dividends of $4,462,000 or $0.40 per share during the three months ended March 31, 1996. Additionally, the minority Unitholders in the Operating Partnership received cash distributions totaling $1,027,000 or $0.40 per Unit during the three months ended March 31, 1996. In April 1996, the Company declared and paid quarterly dividends and made distributions of $4,462,000 or $0.40 per share and $1,027,000 or $0.40 per Unit, respectively.

6.  NET INCOME PER SHARE

Net income per share is calculated using the weighted average number of common shares outstanding of 11,155,704 and 7,675,360 for the three months ended March 31, 1996 and 1995, respectively. The impact of outstanding stock options was not dilutive in 1996 or 1995. An assumed conversion of Units into common stock would not affect net income per share.

7.  DEVELOPMENT LOANS

As part of certain joint development arrangements executed in conjunction with the Company's 1995 acquisition activity, and upon the approval of joint development projects, the Company may lend funds on a secured basis to develop and construct certain properties and can be required by its development partners to acquire the properties upon their completion based on the terms specified in the development agreements, generally at prices equal to the greater of capitalized costs or the property's net operating income capitalized at specified capitalization rates, as defined. As of March 31, 1996, the Company has funded $1,337,000 under a development loan agreement relating to one industrial building in Atlanta, Georgia. In addition, the Company and its development partners have approved the development of two additional industrial buildings in Atlanta, Georgia which are scheduled to begin in the second quarter of 1996. Total loan commitments from the Company for the three approved projects are approximately $11,600,000. Loans under these arrangements are secured by the industrial buildings under development, and bear interest at rates ranging from LIBOR plus 2.50% to LIBOR plus 2.35% and are included in receivables and other assets in the accompanying consolidated condensed balance sheet.

Additionally, at March 31, 1996, receivables and other assets include a real estate development loan to an affiliated joint venture with an outstanding balance of $1,594,000. The total loan commitment is $2,360,000 and the loan is secured by a multi-tenant industrial building under development. Interest accrues at 9% payable monthly and the loan matures in March 1998. The Company has an option to acquire the property upon substantial lease-up of the building.

PART I  FINANCIAL INFORMATION
ITEM 2  MANAGEMENT DISCUSSION & ANALYSIS OF FINANCIAL CONDITION
        AND RESULT'S OF OPERATIONS


The following discussion and analysis should be read in conjunction with the accompanying Consolidated Condensed Financial Statements of the Company and the notes thereto.

GENERAL BACKGROUND

The Company was founded in 1965 and operated as a private real estate company until August 1994, when it completed an initial public offering and elected to be taxed as a REIT. As a self-administered and self-managed REIT, the Company owns, develops, acquires and manages primarily high-quality industrial and suburban office properties in Atlanta, Georgia and the southeastern United States.

On January 1, 1995, the Company owned a 74.75% partnership interest in the Operating Partnership. This ownership interest was subsequently increased in November 1995 to 81.3% -- see Note 1 to the consolidated condensed financial statements. The Operating Partnership, including the operations of the Subsidiaries, conducts substantially all of the on-going operations of the Company. For a further description of the Company, see Note 1 to the consolidated condensed financial statements.

RESULTS OF OPERATIONS

Operating information relating to the Company's properties for the three months ended March 31, 1996 and 1995, respectively, is summarized below (in thousands):

- - - ----------------------------------------------------------------------------
                                     THREE MONTHS    THREE MONTHS
                                        ENDED           ENDED          %
                                    MARCH 31, 1996  MARCH 31, 1995  CHANGE
- - - ----------------------------------------------------------------------------
   Rental                               $10,780          $6,076      77.4%
   Tenant reimbursements                  1,048             534      96.3%
- - - ----------------------------------------------------------------------------
   Property operating revenues          $11,828          $6,610      78.9%
- - - ----------------------------------------------------------------------------
   Operating and maintenance
      expenses                          $ 1,294          $  683      89.5%
   Real estate taxes                      1,068             580      84.1%
   Depreciation and amortization          2,951           1,543      91.3%
- - - ----------------------------------------------------------------------------
   Property operating expenses          $ 5,313          $2,806      89.3%
- - - ----------------------------------------------------------------------------

To more fully understand the components of the period-to-period increases reflected above, property operating results will be discussed herein using the categories "core properties," "development properties" and "acquisition properties." Core properties are defined as properties which were stabilized and operating during each quarterly period. The Company defines a property as stabilized for financial reporting purposes upon the earlier of substantial lease-up or one year from building shell completion. Development properties reflect properties completed and stabilized for financial reporting purposes subsequent to January 1, 1995. Acquisition properties are properties acquired subsequent to January 1, 1995.

COMPARISON OF OPERATING RESULTS FOR THREE MONTHS ENDED MARCH 31, 1996, TO THE THREE MONTHS ENDED MARCH 31, 1995

Property operating revenues (rental revenue plus tenant reimbursements) increased $5,218,000 or 78.9% between periods. Of this increase, $3,737,000 was attributable to the addition of 49 acquisition properties in 1995 totaling 2,564,000 square feet and $937,000 was attributable to the stabilization of nine development properties and one property expansion in 1995 and in the first quarter of 1996 totaling 1,102,000 square feet. The remainder of the increase of $544,000 was attributable to increased property operating revenues from core properties, which totaled 5,332,000 square feet. Core properties operating revenues increased by $205,000 between quarters resulting from occupancy changes at five buildings comprising 521,000 square feet. The remaining core properties operating revenue increase of $339,000 was due primarily to rental rate increases between periods. The core properties operating revenue increase due to occupancy changes resulted from the re-leasing of two buildings vacated in the first quarter of 1995 by Matsushita Electric Corporation (Panasonic) totaling 344,000 square feet which contributed an additional $396,000 to core properties operating revenues between periods. This was offset by vacancies at three other industrial buildings during the first quarter of 1996 totaling 177,000 square feet which resulted in lower property operating revenues of $191,000. (Two of these buildings totaling 120,000 square feet have been re-leased and are scheduled for occupancy in the second quarter of 1996.)

Property operating expenses increased $2,507,000 or 89.3% between periods. Of the increase, $1,653,000 was attributable to the addition of the acquisition properties and $350,000 was attributable to the stabilization of the development properties discussed above. The remaining increase of $504,000 was attributable to core properties. Core properties operating expenses increased $182,000 ($98,000 excluding depreciation and amortization) relating to the five buildings with occupancy changes discussed above and $322,000 ($124,000 excluding depreciation and amortization) for other core properties. The $124,000 increase in other core properties operating expenses, excluding depreciation and amortization, is due primarily to higher repairs and maintenance expenses between periods.

Interest expense increased by $1,094,000 or 81.6% from $1,341,000 for the three months ended March 31, 1995, to $2,435,000 for the three months ended March 31, 1996, as a result of increased mortgage interest of $752,000 due primarily to mortgage debt assumed in conjunction with the Company's 1995 property acquisitions and Credit Facility interest of $342,000 in the first quarter of 1996 (all Credit Facility interest in the first quarter of 1995 was capitalized to developments in progress). Interest expense of $2,435,000 in the first quarter of 1996 consisted of mortgage interest of $2,093,000 and Credit Facility interest of $342,000.

Amortization of deferred financing costs increased $41,000 or 25.8% from $159,000 for the three months ended March 31, 1995, to $200,000 for the three months ended March 31, 1996, due primarily to the amortization of deferred financing costs associated with the $5.1 million industrial revenue bond refinancing in the first quarter of 1996 and an increase in the availability under the Credit Facility in the third quarter of 1995.

Company general and administrative expenses increased by $337,000 or 88.9% from $379,000 for the three months ended March 31, 1995, to $716,000 for the three months ended March 31, 1996, due primarily to increased accounting and administrative personnel and related costs associated with the Company's growth and a shift in certain general and administrative expenses relating to properties which were fee managed by the Subsidiaries in 1995, but which were subsequently acquired and are owned by the Company in 1996. As a percentage of total revenue, general and administrative expenses have remained relatively consistent from 5.4% in 1995 to 5.9% in 1996. General and administrative expenses of the Company when combined with the general and administrative expenses of the Subsidiaries increased $257,000 or 32.8% from $783,000 in 1995 to $1,040,000 in 1996 for the same reasons discussed above having to do with the Company's growth. As a percentage of the combined revenues of the Company and the Subsidiaries, the combined general and administrative expenses decreased from 9.4% in 1995 to 7.5% in 1996.

Interest income for the three months ended March 31, 1996, consists primarily of interest earned under the development loan arrangements discussed more fully in
Note 7 to the consolidated condensed financial statements. For the three months ended March 31, 1995, interest income represented $29,000 earned under a short-term note arrangement, made in conjunction with a 1995 property acquisition, and $38,000 earned on short-term cash investments.

Equity in earnings of the Subsidiaries of $266,000 and $389,000 for the three months ended March 31, 1996 and 1995, respectively, represents the Company's 99% economic interest in the earnings of the Subsidiaries after the elimination of interest expense to the Company (see Note 4 to the consolidated condensed financial statements). Changes in third-party operations between periods are discussed below. As discussed below, subsequent to March 31, 1995, the Company acquired 37 properties which the Subsidiaries previously managed. Additionally, the Subsidiaries provided other third-party services, such as landscape maintenance, leasing and tenant interior work for these managed properties. Due to the acquisition of these properties by the Company, the Subsidiaries' third-party service revenues associated with these properties ceased. The impact, if any, between periods is discussed below.

Construction and development fees increased $115,000 or 39.1% from $294,000 for the three months ended March 31, 1995, to $409,000 for the three months ended March 31, 1996. This increase was due to higher fees from tenant interior work between periods.

Landscape revenue increased $374,000 or 56.8% from $659,000 for the three months ended March 31, 1995, to $1,033,000 for the three months ended March 31, 1996, due to an increase in landscape installation revenue of approximately $280,000 resulting from more installation jobs in progress in the first quarter of 1996 compared to 1995, with the remaining increase due to the growth in the number of landscape maintenance contracts between periods.

Property management fees decreased $104,000 or 64.2% from $162,000 for the three months ended March 31, 1995, to $58,000 for the three months ended March 31, 1996, due primarily to the reduction in the size of the third-party management portfolio resulting from the 1995 acquisitions by the Company of 37 properties previously managed by the Subsidiaries.

Commission income decreased $101,000 or 56.4% from $179,000 for the three months ended March 31, 1995, to $78,000 for the three months ended March 31, 1996, due to lower leasing and renewal commissions of $90,000 on properties managed for third parties, and lower land sales commissions of $11,000 on land owned by affiliated joint ventures or land managed and marketed by the Company.

Labor and materials costs increased by $261,000 or 46.9% from $557,000 for the three months ended March 31, 1995, to $818,000 for the three months ended March 31, 1996, due primarily to increased costs associated with higher landscape installation volume and higher landscape maintenance volumes in 1996 as discussed above.

Equity in earnings of partnerships and joint ventures decreased from earnings of $119,000 for the three months ended March 31, 1995, to a loss of $10,000 for the three months ended March 31, 1996, due primarily to lower profits from underlying land sales activities between periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash provided by operating activities increased from $6,173,000 for the three months ended March 31, 1995, to $6,525,000 for the three months ended March 31, 1996, due primarily to the growth in Company's operating income resulting from nine development properties and one property expansion stabilized in 1995 and in the first quarter of 1996 and from 49 buildings acquired subsequent to the first quarter of 1995.

Net cash used in investing activities decreased from $16,272,000 for the three months ended March 31, 1995, to $11,598,000 for the three months ended March 31, 1996, due primarily to $3,500,000 of notes receivable and deposit advances related to the Company's 1995 acquisition activities and somewhat lower property development volume in 1996 compared to 1995 due to weather related delays and the timing of certain lease negotiations.

Net cash provided by financing activities increased from $4,210,000 for the three months ended March 31, 1995, to $4,398,000 for the three months ended March 31, 1996. This small increase was due primarily to the timing of Credit Facility borrowings utilized to fund the Company's development activities between periods.

The Company's net cash flow from operations is currently sufficient to meet the Company's current operational needs and to satisfy the Company's current quarterly dividends. Management believes that operating cash flows will continue to be adequate to fund these requirements in 1996. The Company operates as and intends to maintain its qualification as a REIT under the Code. As a REIT, the Company will generally not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 95% of its taxable income to its shareholders.

In addition to its operating cash flow, the Company has a $100 million revolving Credit Facility with a commercial bank (see Note 3 to the consolidated condensed financial statements), which may be used, among other things, to meet its operational obligations and annual REIT dividend requirements. The Company currently intends to finance its development, construction and acquisition activities primarily through borrowings under the Credit Facility. At March 31, 1996, the Company had available capacity under the Credit Facility of approximately $37 million (Note 3). The Company has properties which it can contribute to the borrowing base, as defined, to increase its available capacity under the Credit Facility by an additional $13 million (to the total available $100 million). The Credit Facility has an initial term through December 31, 1996, and provides for automatic annual renewals through December 31, 1999. The Company currently expects the Credit Facility to be renewed. Additionally, at March 31, 1996, the Company has $72.4 million available, subject to the completion of a successful offering, under an equity shelf registration filed in 1995.

The Company believes it has adequate liquidity and borrowing capacity to meet its current operational requirements, to fund annual principal requirements under existing mortgage notes payable and to fund its current development activity. It is management's expectation that the Company will continue to have access to the additional capital resources necessary to further expand and develop its business and to refinance mortgage notes payable as they begin to mature in 1998. These resources include long-term mortgage debt, expansion of the available borrowing capacity under the Credit Facility and other forms of debt and equity financing, in both public and private markets, including the use of the Company's available capacity under its current equity shelf registration. Future development and acquisition activities will be undertaken by the Company only as suitable opportunities arise. Such activities are not expected to be undertaken unless adequate sources of financing are available and a satisfactory budget with targeted returns on investment has been internally approved. The Company maintains staffing levels sufficient to meet its existing construction and leasing activities and capitalizes a portion of the costs relating to the activities to development projects and leasing transactions, respectively. If market conditions warrant, the Company may adjust staffing levels to avoid a negative impact on the Company's results of operations.

Total consolidated debt amounted to $157.4 million at March 31, 1996, including borrowings under the Credit Facility of $44.5 million and mortgage notes payable of $112.9 million. Of this $112.9 million of mortgage indebtedness, $107.0 million is fixed rate and $5.9 million is variable rate. The weighted average interest rate on the Company's fixed rate mortgage debt was 7.58% and on its variable rate mortgage debt was 3.83% at March 31, 1996. The weighted average interest rate under the Credit Facility at March 31, 1996, was 6.89%. The Company is currently evaluating the use of interest rate protection agreements that would limit the Company's exposure to increases in short-term interest rates on the Company's Credit Facility borrowings. However, no such agreements have been executed through April 30, 1996. If interest rates under the Credit Facility and under the Company's variable rate mortgage debt fluctuated by 1%, interest costs to the Company, before capitalization of interest, if any, based on outstanding borrowings at March 31, 1996, would increase or decrease by approximately $500,000 on an annualized basis.

At March 31, 1996, the Company's mortgage debt on its consolidated properties of $112.9 million plus its pro rata share of mortgage debt of its unconsolidated subsidiaries of $2.0 million totaled $114.9 million. Including Credit Facility borrowings of $44.5 million for the Company and $4.0 million for the Subsidiaries, the total debt obligations of the Company and the Subsidiaries was $163.4 million or 32% of total market capitalization (assuming the exchange of all Units for shares of common stock). At March 31, 1996 (based on the closing price of the common stock of $25.00 on March 29, 1996, the last trading day of the quarter, and assuming the exchange of all Units for shares of common stock), there would be 13,723,174 shares of common stock outstanding with a total market value of $343.1 million.

CURRENT DEVELOPMENT ACTIVITY

The Company's current development activity as of April 30, 1996, is summarized below. All of the properties are located in metropolitan Atlanta, Georgia, unless otherwise indicated.

- - - -------------------------------------------------------------------------------------------------
                                                                        ESTIMATED      ESTIMATED
                                             SQUARE      ESTIMATED     COMPLETION    STABILIZATION
                                             FEET(1)      COST(2)        DATE(3)        DATE(4)
- - - -------------------------------------------------------------------------------------------------
MULTI-TENANT
5195 Southridge Pkwy.                          60,000   $ 2,560,000        3Q95(5)       3Q96
170 Parkway West
     (Greenville/Spartanburg, SC)              96,000     2,755,000        4Q95(5)       4Q96
8249 Parkline Blvd. (Orlando, FL)              33,600     1,734,000        4Q95(5)       4Q96
2775 Crestridge Ct.                           223,219     7,227,000        1Q96(5)       2Q96
3130 N. Berkeley Lake Rd.                     240,000     5,678,000        1Q96(5)       3Q96
5149 Southridge Pkwy. (expansion)              46,800     2,457,000        1Q96(5)       3Q96
5025 Derrick Jones Rd.                         89,600     4,369,000          2Q96        4Q96
3280 Summit Ridge Pkwy.                       201,600     5,577,000          3Q96        3Q97
2500 Principal Row (Orlando, FL)              140,015     4,803,000          3Q96        3Q97
2660 Pinemeadow Ct.                           103,200     3,278,000          3Q96        2Q97
3240 Town Point Dr.                           140,400     5,709,000          3Q96        3Q97
120 Declaration Dr.                           180,000     4,580,000          4Q96        4Q97
Crestwood I                                   105,000    10,896,000          1Q97        1Q98
Hillside II (Greenville/Spartanburg, SC)       92,400     2,796,000          1Q97        1Q98
- - - -------------------------------------------------------------------------------------------------
                                            1,751,834   $64,419,000
- - - -------------------------------------------------------------------------------------------------
BUILD-TO-SUIT
285 Parkway East (expansion)
     (Greenville/Spartanburg, SC)              57,600   $ 1,807,000          2Q96        2Q96
Airport Commerce Center (Orlando, FL)          43,200     1,870,000          3Q96        3Q96
- - - -------------------------------------------------------------------------------------------------
                                              100,800     3,677,000
- - - -------------------------------------------------------------------------------------------------
                                            1,852,634   $68,096,000
- - - -------------------------------------------------------------------------------------------------

(1) Actual leasable square feet may vary upon completion.
(2) Estimated cost information includes the Company's estimated future capitalized costs through the development stabilization date (defined as the earlier of 95% occupancy or one year from shell completion), including costs incurred to acquire certain properties after completion (see Note 7 to the consolidated condensed financial statements). There can be no assurance that the actual capitalized cost of a building will not exceed the estimated capitalized costs.
(3) For multi-tenant buildings, represents building shell completion. There can be no assurance that a property will be completed by the estimated completion date.
(4) Represents the Company's current estimate of the date the property will reach stabilization for financial reporting purposes. Properties are considered stabilized for financial reporting purposes upon the earlier of substantial lease-up or one year from building shell completion. There can be no assurance that the property will reach stabilization for financial reporting purposes by the estimated stabilization date.
(5) Shell completed; interior tenant finish to be completed.


The information provided above includes forward-looking data based on current construction schedules, the status of lease negotiations with potential tenants and other relevant factors currently available to the Company. There can be no assurance that any of these factors will not change or that any change will not affect the accuracy of such forward-looking information.

SUPPLEMENTAL DISCLOSURE OF FUNDS FROM OPERATION

The Company believes that funds from operations ("FFO") provides an additional indicator of the financial performance of the Company. FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") to mean net income (loss) determined in accordance with generally accepted accounting principles ("GAAP") excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. FFO is influenced not only by the operations of the properties, but also by the capital structure of the Company. Accordingly, management expects that FFO will be one of the factors considered by the Board of Directors in determining the amount of cash dividends the Company will pay to its shareholders. FFO does not represent cash flow from operating, investing and financing activities as defined by GAAP, which are discussed under "Liquidity and Capital Resources" in this section. Additionally, FFO does not measure whether cash flow is sufficient to fund all cash flow needs, including principal amortization, capital expenditures and dividends to shareholders, and should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance or as an alternative to cash flow, as defined by GAAP, as a measure of liquidity.

Effective for periods beginning on or after January 1, 1996, the Company implemented the new guidelines issued by NAREIT for calculating FFO. The primary difference between the Company's FFO under the new guidelines is that the Company now reduces reported FFO for the amortization of deferred financing costs and recognizes rental income for the purposes of computing FFO on a "straight-line" basis. The amortization of deferred financing costs totaled $200,000 and $159,000 for the three months ended March 31, 1996 and 1995, respectively. The "straight-line" rental adjustment increased rental revenues by $71,000 and decreased rental revenues by $61,000 for the three months ended March 31, 1996 and 1995, respectively. All FFO information detailed and discussed below relating to the three months ended March 31, 1995 has been restated to reflect these differences.

For the three months ended March 31, 1996, FFO increased by $2,288,000 or 71.1% to $5,508,000 as compared to FFO of $3,220,000 for the three months ended March 31, 1995. FFO calculated under the current guidelines for the three months ended March 31, 1996 and 1995, respectively, are detailed below (in thousands):

 ----------------------------------------------------------------------------------
                                                   THREE MONTHS      THREE MONTHS
                                                       ENDED             ENDED
                                                  MARCH 31, 1996   MARCH 31, 1995(1)
- - - ------------------------------------------------------------------------------------
   NET INCOME                                            $ 3,101           $2,067
      Minority interests                                     713              698
      Depreciation & amortization                          2,951            1,543
      Real estate depreciation at subsidiaries                10               --
- - - ------------------------------------------------------------------------------------
   Funds from operations (Operating
      Partnership Units fully converted)                   6,775            4,308
   Ownership of Operating Partnership(2)                    81.3%           74.75%
- - - ------------------------------------------------------------------------------------
   FUNDS FROM OPERATIONS                                 $ 5,508           $3,220
- - - ------------------------------------------------------------------------------------
   WEIGHTED AVERAGE SHARES OUTSTANDING                    11,156            7,675
- - - ------------------------------------------------------------------------------------

   (1) The calculation of funds from operations has been revised from the prior year presentation as discussed above. Previously reported funds from operations attributable to the Company's shareholders was $3,385,000 for the three months ended March 31, 1995.
   (2) Represents the Company's weighted average ownership of the Operating Partnership for the period.


SUPPLEMENTAL INFORMATION ON CAPITAL EXPENDITURES AND LEASING COSTS

The following table details the Company's capital expenditures and leasing costs for the three months ended March 31, 1996 (in thousands):

- - - --------------------------------------------------------------
   Development activity(1)                        $7,540
   Non-revenue-producing building improvements       157
   Tenant improvement and leasing costs on
      second-generation leases(2)                    704
   Tenant improvement expenditures to be
      reimbursed by tenants                          206
- - - --------------------------------------------------------------
                                                  $8,607(3)
- - - ----------------------------------------------------------------

   (1) Includes leasing costs on first-generation space in development properties totaling $104,000.
   (2) Includes leasing costs on second-generation space totaling $186,000.
   (3) Reflects aggregate capital expenditures and leasing costs, exclusive of the decrease in construction accounts payable of $1,645,000 during the period.

The following table summarizes by period the Company's capitalized tenant improvement and leasing costs incurred in the renewal or re-leasing of previously occupied space for the three months ended March 31, 1996, and the year ended December 31, 1995, respectively. The information detailed below is presented based on the date the tenants occupy the leased space.

               CAPITALIZED TENANT IMPROVEMENTS AND LEASING COSTS

- - - ------------------------------------------------------------------------------------------------
                                                               THREE MONTHS           YEAR
                                                                  ENDED               ENDED
     (In thousands except per square foot information)        MARCH 31, 1996    DECEMBER 31, 1995
- - - -------------------------------------------------------------------------------------------------
INDUSTRIAL PROPERTIES
 RE-LEASING
   Square feet re-leased                                             94                317
   Capitalized tenant improvements and leasing commissions        $ 177           $    462
   Capitalized tenant improvements and leasing commissions
    (per square foot) re-leased                                   $1.88           $   1.46
 RENEWAL
   Square feet renewed                                              233                814
   Capitalized tenant improvements and leasing commissions        $ 252           $    469
   Capitalized tenant improvements and leasing commissions
    (per square foot) renewed                                     $1.08           $   0.58
 TOTAL
   Square feet                                                      327              1,131
   Capitalized tenant improvements and leasing commissions        $ 429           $    931
   Capitalized tenant improvements and leasing commissions
    (per square foot)                                             $1.31           $   0.82
OFFICE PROPERTIES
 RE-LEASING
   Square feet re-leased                                             15                111(1)
   Capitalized tenant improvements and leasing commissions        $  36           $  1,578(1)
   Capitalized tenant improvements and leasing commissions
    (per square foot) re-leased                                   $2.38           $  14.25(1)
 RENEWAL
   Square feet renewed                                               25                 47
   Capitalized tenant improvements and leasing commissions        $  77           $     50
   Capitalized tenant improvements and leasing commissions
    (per square foot) renewed                                     $3.09           $   1.06
 TOTAL
   Square feet                                                       40                158(1)
   Capitalized tenant improvements and leasing commissions        $ 113           $  1,628(1)
   Capitalized tenant improvements and leasing commissions
    (per square foot)                                             $2.82           $  10.27(1)(2)
- - - -----------------------------------------------------------------------------------------------------

(1) Includes $1,377,000 or $15.68 per square foot to re-tenant 87,845 square feet of the Company's 94,677 square foot property which was vacated by Matsushita Electric Corp. (Panasonic) and which was subsequently converted from a single tenant to a multi-tenant office property.

(2) Excluding amounts incurred to re-lease the office property vacated by Matsushita Electric Corp. (Panasonic), capitalized tenant improvements and leasing commissions would have averaged $3.55 per square foot for re-leased and renewed office space during 1995.

SUPPLEMENTAL DISCLOSURE OF TENANT AND LEASE EXPIRATION INFORMATION

TENANTS
As of March 31, 1996, the Company's properties were leased to 356 tenants including local, regional, national and international companies. The Company's 25 largest tenants (measured by annualized base rent for leases in place in stabilized properties and in properties under development or in lease-up where tenants were paying rent at March 31, 1996) occupy a total of approximately 3.3 million square feet and represent 35.7% of the annualized base rent as shown in the table below.

              25 LARGEST TENANTS MEASURED BY ANNUALIZED BASE RENT

- - - ----------------------------------------------------------------------------------------
                                                                             % OF TOTAL
                                         SQUARE     NUMBER     ANNUALIZED    ANNUALIZED
TENANT                                    FEET     OF LEASES  BASE RENT(1)  BASE RENT(1)
- - - -----------------------------------------------------------------------------------------

 1  Scientific Atlanta                    601,363      14     $ 2,630,452        5.9%
 2  Honeywell Inc.                         70,016       3         913,584        2.1%
 3  The Athlete's Foot Group              162,651       1         845,654        1.9%
 4  Equifax Healthcare
    Information Services                   44,938       2         697,500        1.6%
 5  Intelligent Systems Corp.             137,100       1         671,790        1.5%
 6  Yokohama Tire Corporation             252,092       1         665,383        1.5%
 7  Ahlstrom Recovery Inc.                 62,893       2         633,352        1.4%
 8  The Bombay Company Inc.               253,890       2         631,344        1.4%
 9  Liberty Mutual Insurance Co.           41,900       1         581,572        1.3%
10  Deutz Corporation                     137,061       1         561,950        1.3%
11  Southern Multimedia
    Communications Inc.                   117,647       3         558,828        1.3%
12  Reckitt & Colman Inc.                 256,000       1         547,840        1.2%
13  Metrahealth Insurance Co.              32,991       1         527,856        1.2%
14  Vanstar Corporation                    72,691       3         521,953        1.2%
15  Komatsu America Corporation           176,820       1         518,024        1.2%
16  BOC Health Care Inc.                  102,128       1         515,748        1.2%
17  Saab Cars U.S.A. Inc.                  50,000       2         486,851        1.1%
18  Sally Foster Inc.                     139,600       1         447,445        1.0%
19  Wang Laboratories Inc.                 34,069       1         446,304        1.0%
20  Hussmann Corporation                   85,200       1         440,484        1.0%
21  Burlington Air Express Inc.            71,400       2         437,040        1.0%
22  First Image Management Co.             89,612       1         411,319        0.9%
23  Fuji Photo Film U.S.A. Inc.           102,862       1         405,276        0.9%
24  ConAgra Inc.                           37,656       1         404,802        0.9%
25  Siemens Energy & Automation Inc.      168,000       1         403,200        0.9%
- - - ---------------------------------------------------------------------------------------------
                                        3,300,580      49     $15,905,551       35.7%
- - - ---------------------------------------------------------------------------------------------

(1) Annualized cash base rent net of rental concessions, if any, based on leases in place for stabilized properties and in properties under development or in lease-up where tenants were paying rent as of March 31, 1996.

LEASE EXPIRATIONS

The following tables show scheduled lease expirations for the Company's total property portfolio, for its industrial property portfolio and for its office portfolio, respectively, based on leases under which tenants were paying rent in both stabilized and pre-stabilized properties as of March 31, 1996, assuming no exercise of renewal options or termination rights, if any:

- - - -----------------------------------------------------------------------------------
                                                                       % OF TOTAL
         YEAR OF               SQUARE      % OF TOTAL    ANNUALIZED    ANNUALIZED
        EXPIRATION              FEET      SQUARE FEET   BASE RENT(1)  BASE RENT(1)
- - - -----------------------------------------------------------------------------------
     TOTAL PORTFOLIO
           1996                 611,969       6.9%      $ 3,843,361       8.1%
           1997               1,524,662      17.2%        8,474,955      17.9%
           1998               1,739,897      19.6%        8,356,415      17.7%
           1999                 837,749       9.4%        4,991,262      10.6%
           2000               1,187,128      13.4%        6,429,199      13.6%
           2001                 344,886       3.9%        1,819,669       3.9%
           2002                 238,625       2.7%        2,676,456       5.7%
           2003                 289,912       3.3%        1,622,403       3.4%
           2004                 997,200      11.2%        3,826,667       8.1%
           2005                 625,184       7.0%        2,616,213       5.5%
           2006                 242,090       2.7%          935,997       2.0%
           2007                 162,651       1.8%        1,050,409       2.2%
           2011                  70,600       0.8%          605,304       1.3%
- - - -----------------------------------------------------------------------------------------
                            8,872,553(2)    100.0%      $47,248,310     100.0%
- - - ------------------------------------------------------------------------------------------
  INDUSTRIAL PROPERTIES
           1996                 548,933       6.6%      $ 2,984,090       7.5%
           1997               1,418,731      17.0%        7,070,862      17.7%
           1998               1,658,411      19.9%        7,233,762      18.1%
           1999                 810,624       9.7%        4,630,752      11.6%
           2000               1,102,132      13.2%        5,424,020      13.6%
           2001                 308,002       3.7%        1,358,088       3.4%
           2002                 127,394       1.5%        1,095,433       2.7%
           2003                 277,731       3.3%        1,429,943       3.6%
           2004                 982,200      11.8%        3,519,167       8.8%
           2005                 621,069       7.5%        2,559,426       6.4%
           2006                 239,400       2.9%          894,432       2.2%
           2007                 162,651       2.0%        1,050,409       2.6%
           2011                  70,600       0.8%          605,304       1.5%
- - - -----------------------------------------------------------------------------------------
                              8,327,878     100.0%      $39,855,688     100.0%
- - - -----------------------------------------------------------------------------------------

                                       (Table continued on  following page)


- - - ------------------------------------------------------------------------------
  OFFICE PROPERTIES

          1996                   62,076      12.4%       $  847,270      12.2%
          1997                  105,931      21.2%        1,404,093      20.2%
          1998                   80,261      16.1%        1,108,565      15.9%
          1999                   25,481      5.1%           339,138       4.9%
          2000                   49,773      10.0%          721,633      10.4%
          2001                   36,884      7.4%           461,581       6.6%
          2002                  111,231      22.3%        1,581,024      22.7%
          2003                   12,181      2.4%           192,460       2.8%
          2004                   15,000      3.0%           307,500       4.4%
          2005                        0      0.0%                 0       0.0%
          2006                        0      0.0%                 0       0.0%
          2007                        0      0.0%                 0       0.0%
          2011                        0      0.0%                 0       0.0%
- - - ------------------------------------------------------------------------------
                                498,818    100.0%        $6,963,264     100.0%
- - - ------------------------------------------------------------------------------

   (1) Annualized base rent represents the annualized monthly base rental at the time of lease expiration.
   (2) The total square footage as of March 31, 1996, is comprised of 8,624,953 square feet of leases in stabilized properties, and 247,600 square feet of leases in properties under development or in lease-up where tenants are paying rent as of March 31, 1996.


IMPACT OF INFLATION

In the last three years, inflation has not had a significant impact on the Company because of the relatively low inflation rate. Substantially all tenant leases do, however, contain provisions designed to protect the Company from the impact of inflation. Most of the leases require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. In addition, many of the leases are for terms of less than seven years, which may enable the Company to replace existing leases with new leases at higher base rentals if rents under the existing leases are below the then-existing market rate. However, there can be no assurance that the Company would be able to replace existing leases with new leases at higher base rentals.

PART II OTHER INFORMATION
ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits

          10.1 - First Amendment to the Amended and Restated Revolving Credit Agreement, dated April 1, 1996, by and among Wachovia Bank of Georgia, N.A., and Weeks Realty L.P., Weeks Construction Services Inc., Weeks Realty Services Inc., Weeks Development Partnership and Weeks Financing Partnership, as borrowers, and Weeks Corporation and Weeks Realty L.P., as guarantors.

          11.1 - Computation of earnings per share.

          27.1 - Financial Date Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WEEKS CORPORATION
                                       ---------------------------
                                       (Registrant)



May 13, 1996                           /s/ A. Ray Weeks, Jr.
                                       ---------------------------
                                       A. Ray Weeks, Jr.
                                       Chairman of the Board and
                                       Chief Executive Officer



May 13, 1996                           /s/ David P. Stockert
                                       ---------------------------
                                       David P. Stockert
                                       Senior Vice President and
                                       Chief Financial Officer

                                EXHIBIT INDEX

 Exhibit                                                              Page
   No.                           Description                         Number
- - - -----------------------------------------------------------------------------

  10.1 First Amendment to the Amended and Restated Revolving Credit Agreement dated April 1, 1996, by and among Wachovia Bank of Georgia, N.A., and Weeks Realty, L.P., Weeks Construction Services, Inc., Weeks Realty Services, Inc., Weeks Development Partnership and Weeks Financing Partnership, as borrowers, and Weeks Corporation and Weeks Realty, L.P., as guarantors

  11.1  Computation of Earnings Per Share