Form 10-Q
period 1996-06-30
WEEKS CORP
filed 1996-08-13
CIK 925558

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

            For the Transition Period from __________ to __________

                         Commission File No. 011-13254
                                             ---------

                               WEEKS CORPORATION
             (Exact name of Registrant as specified in its Charter)


        Georgia                                       58-1525322
- --------------------------                            ----------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date (11,181,929 shares of common stock outstanding as of August 5, 1996)


INDEX                                                                           PAGE
- -------------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION
- -------------------------------------------------------------------------------------
         ITEM 1.   FINANCIAL STATEMENTS

                   Consolidated Condensed Balance Sheets
                   at June 30, 1996 and December 31, 1995........................ 3

                   Consolidated Condensed Statements of Operations
                   for the three and six months ended June 30, 1996 and 1995..... 4

                   Consolidated Condensed Statements of Cash Flows
                   for the six months ended June 30, 1996 and 1995............... 5

                   Notes to Consolidated Condensed Financial
                   Statements.................................................... 6

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS................ 15

PART II.  OTHER INFORMATION
- -----------------------------------------------------------------------------------

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......... 29
         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................. 29


SIGNATURES...................................................................... 30
- -----------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                               WEEKS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS

- -----------------------------------------------------------------------------------------
                                                            June 30,       December 31,
(Unaudited; in thousands, except per share amounts)          1996              1995
- -----------------------------------------------------------------------------------------
ASSETS
Real Estate Assets
   Land                                                    $ 43,207         $ 40,100
   Buildings and improvements                               272,753          253,414
   Accumulated depreciation                                 (35,029)         (29,889)
- -----------------------------------------------------------------------------------------
     Operating real estate assets                           280,931          263,625
- -----------------------------------------------------------------------------------------
   Developments in progress                                  28,307           21,448
   Land held for future development                           4,208            4,801
- -----------------------------------------------------------------------------------------
     Net real estate assets                                 313,446          289,874
- -----------------------------------------------------------------------------------------
Cash and cash equivalents                                       107              982
Direct financing lease, net                                   5,188            5,229
Deferred costs, net                                           9,486            9,457
Investments in and notes receivable
   from unconsolidated subsidiaries                           7,639            7,751
Receivables and other assets                                 11,929            7,148
- -----------------------------------------------------------------------------------------
     TOTAL ASSETS                                          $347,795         $320,441
- -----------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable                                     $112,785         $113,022
Bank Credit Facility borrowings                              65,685           34,283
Accounts payable and accrued expenses                         7,250            7,783
Other liabilities                                             1,819            1,741
- -----------------------------------------------------------------------------------------
     Total liabilities                                      187,539          156,829
- -----------------------------------------------------------------------------------------
Minority Interests in Operating Partnership                  30,034           30,663
- -----------------------------------------------------------------------------------------
Commitments and Contingencies
Shareholders' equity
   Common Stock, $0.01 par value; 100,000,000 shares
     authorized; 11,155,867 shares issued and outstanding       112              112
   Preferred Stock, $0.01 par value; 20,000,000 shares
     authorized; none issued                                     --               --
   Additional paid-in capital                               191,263          191,259
   Accumulated deficit                                      (61,153)         (58,422)
- -----------------------------------------------------------------------------------------
     Total shareholders' equity                             130,222          132,949
- -----------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $347,795         $320,441
- -----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed balance sheets.

                               WEEKS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

- --------------------------------------------------------------------------------------------------------------------------
                                                            Three Months    Three Months     Six Months      Six Months
                                                                Ended           Ended           Ended           Ended
(Unaudited; in thousands, except per share amounts)         June 30, 1996   June 30, 1995   June 30, 1996   June 30, 1995
- --------------------------------------------------------------------------------------------------------------------------
REVENUE
   Rental income                                               $11,163         $ 6,618         $21,943         $12,694
   Tenant reimbursements                                           959             585           2,007           1,119
   Direct financing lease                                          192             194             384             388
   Other                                                            65             138             174             328
- --------------------------------------------------------------------------------------------------------------------------
                                                                12,379           7,535          24,508          14,529
- --------------------------------------------------------------------------------------------------------------------------
EXPENSES
   Property operating and maintenance                            1,393             905           2,687           1,588
   Real estate taxes                                             1,085             611           2,153           1,191
   Depreciation and amortization                                 3,049           1,698           6,000           3,241
   Interest                                                      2,520           1,532           4,955           2,873
   Amortization of deferred financing costs                        221             167             421             326
   General and administrative                                      698             370           1,414             749
- --------------------------------------------------------------------------------------------------------------------------
                                                                 8,966           5,283          17,630           9,968
- --------------------------------------------------------------------------------------------------------------------------
Operating income                                                 3,413           2,252           6,878           4,561
   Interst income                                                  115              91             198             158
   Equity in earnings of unconsolidated
      subsidiaries                                                 277             481             543             870
- --------------------------------------------------------------------------------------------------------------------------
Income before minority interests                                 3,805           2,824           7,619           5,589
   Minority interests                                             (713)           (713)         (1,426)         (1,411)
- --------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                     $ 3,092         $ 2,111         $ 6,193         $ 4,178
- --------------------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE                                             $0.28           $0.28           $0.56           $0.54
- --------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                             11,156           7,675          11,156           7,675
- --------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed financial statements.

                               WEEKS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

- ------------------------------------------------------------------------------------
                                                     Six Months       Six Months
                                                       Ended             Ended
(Unaudited; in thousands)                          June 30, 1996     June 30, 1995
- ------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                            $  6,193        $  4,178
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Minority interests                                    1,426           1,411
   Depreciation and amortization                         6,000           3,241
   Amortization of deferred financing costs                421             326
   Income from direct financing lease                     (384)           (388)
   Straight-line rent revenue                             (191)             75
   Equity in earnings of unconsolidated subsidiaries,
     net of distributions to Company                      (543)           (686)
Net change in:
   Receivables and other assets                           (892)         (1,074)
   Deferred costs                                       (1,018)           (899)
   Accounts payable and accrued expenses                 2,042           1,676
Other liabilities                                           78             429
- ------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES               13,132           8,289
- ------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property acquisition, development and construction     (31,317)        (46,228)
Mortgage loans and deposits                             (3,124)         (4,540)
Payments received on direct financing lease                425             411
- ------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                  (34,016)        (50,357)
- ------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Line of credit proceeds (repayments), net               31,402          43,900
Dividend reinvestment plan proceeds                          4              --
Payments of mortgage notes payable                        (237)           (229)
Deferred financing costs                                  (181)             --
Dividends to shareholders                               (8,924)         (5,757)
Distributions to minority interests                     (2,055)         (1,944)
- ------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES               20,009          35,970
- ------------------------------------------------------------------------------------
DECREASE IN CASH AND CASH EQUIVALENTS                     (875)         (6,098)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             982           6,334
- ------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period              $    107        $    236
- ------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
The Company's property acquisitions in the second quarter of 1995 included the assumption of mortgage notes payable of $8,341,000.

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

In November 1995, the Company completed an equity offering of 3,450,000 shares of common stock (the "Offering") resulting in net proceeds of $72.8 million that were contributed to the Operating Partnership in exchange for 3,450,000 units of limited partnership interest in the Operating Partnership ("Units"). Subsequent to this Offering and as of June 30, 1996, the Company had outstanding 11,155,867 shares of common stock and owned the same number of Units, and the Company's ownership interest in the Operating Partnership increased from 74.75% prior to the Offering to 81.3% currently. Units held by persons other than the Company totaled 2,567,470 as of June 30, 1996, and represented an 18.7% minority interest in the Operating Partnership. Units representing the 18.7% minority interest in the Operating Partnership are convertible by their holders into shares of common stock on a one-for-one basis, or into cash, at the Company's option.

The Company conducts its third-party service businesses through two subsidiaries (the "Subsidiaries"): Weeks Realty Services Inc. (third-party landscape, property management and leasing services) and Weeks Construction Services Inc. (third-party construction services). The Company holds 100% of the nonvoting and 1% of the voting common stock of the Subsidiaries. The remaining voting common stock is held by three executive officers of the Company. The ownership of the common stock of the Subsidiaries entitles the Company to substantially all (99%) of the economic benefits from the results of the Subsidiaries' operations.

As of June 30, 1996, the Company owned and operated 127 industrial properties, ten office properties and three retail properties comprising approximately 9.3 million square feet located primarily in the metropolitan Atlanta, Georgia, area. In addition, 17 industrial and office properties and three property expansions were under development or in lease-up comprising an additional approximately 2.1 million square feet.

2.  BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements include the consolidated condensed financial position of the Company and its subsidiaries at June 30, 1996, and December 31, 1995, their results of operations for the three and six months ended June 30, 1996 and 1995, and their cash flows for the six months ended June 30, 1996 and 1995, respectively. The operating results of the Subsidiaries are reflected in the accompanying financial statements on the equity method of accounting as discussed below. All significant intercompany balances and transactions have been eliminated in the consolidated condensed financial statements. Certain prior year amounts have been reclassified to conform to the 1996 presentation.

The accompanying interim unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature which are necessary to fairly state the interim financial statements. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

In September 1995, the Emerging Issues Task Force ("EITF") reached a consensus opinion in EITF Issue No. 95-6, "Accounting by a Real Estate Investment Trust for an Investment in a Service Corporation," requiring the Company to change its method of accounting, previously the cost method, for the Subsidiaries. In accordance with the revised guidelines and effective with its December 31, 1995, consolidated financial statements, the Company changed its method of accounting for the Subsidiaries to the equity method. The impact of this change on the Company's results of operations for the three and six months ended June 30, 1995, was not material. As a result, the consolidated condensed financial statements of the Company for these periods were not restated.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 1995, SFAS 123, "Accounting for Stock-Based Compensation" was issued requiring the Company either to continue its current generally accepted accounting for stock-based compensation under the intrinsic value method as prescribed by Accounting Principle Board Opinion ("APB") No. 25 or elect the fair value-based method of accounting prescribed by SFAS 123. Additionally, SFAS 123, when implemented, will require additional footnote disclosures, including pro forma net income and earnings per share under the provisions of SFAS 123. The Company continues to account for stock-based compensation under APB No. 25 and will implement the disclosure requirements of SFAS 123 in its December 31, 1996, financial statements, the effective implementation date for the Company.

3.   BANK CREDIT FACILITY AND MORTGAGE NOTES PAYABLE

The Operating Partnership, the Subsidiaries and Weeks Development Partnership (Note 4), as co-borrowers, presently utilize a $120 million (increased from $100 million on July 1, 1996) revolving bank credit facility (the "Credit Facility") for development and construction, acquisitions and general corporate purposes. The Credit Facility is unsecured; however, designated properties included in the borrowing base are subject to a negative pledge. Each co-borrower is liable for its own borrowing; however, the entire Credit Facility is guaranteed by the Company. Additionally, the Company and the co-borrowers are required to meet certain financial and non-financial covenants including a restriction on the amount of dividends and distributions to not more than 95% of "Funds from Operations," a REIT industry measure of operating performance, unless the additional amounts are necessary to maintain the Company's REIT status under the Code. The Credit Facility currently matures on December 31, 1997, and renews annually through December 31, 1999, subject to an annual renewal fee of 0.125%. Upon an event of nonrenewal, the co-borrowers can elect to repay the Credit Facility over two years.

The Credit Facility provides for advances and letters of credit of up to the lesser of $120 million or 60% of the borrowing base, as defined. Maximum available advances, governed by the existing borrowing base formula, total $120 million. As of June 30, 1996, the Credit Facility borrowings are detailed as follows (in thousands):

              --------------------------------------------------------
                      BORROWER                             AMOUNT
              --------------------------------------------------------
                      Operating Partnership               $65,685
                      Weeks Development Partnership         2,190
                      Weeks Realty Services Inc.            1,525
                      Weeks Construction Services Inc.          -
              --------------------------------------------------------
                                                          $69,400
              --------------------------------------------------------

In addition, letters of credit totaling $1,323,000 at June 30, 1996, were issued under the Credit Facility to third parties.

Effective as of April 1, 1996, interest under the Credit Facility is payable monthly at bank prime minus 0.25% or at LIBOR plus 1.35% (previously LIBOR plus 1.50%) at the election of the co-borrowers. The weighted average interest rate on Credit Facility borrowings was 6.85% at June 30, 1996. Fees on the unused portion of the Credit Facility are 0.20% payable quarterly.

Interest paid, net of amounts capitalized, totaled $4,787,000 and $2,873,000 for the six months ended June 30, 1996 and 1995, respectively. Interest costs capitalized totaled $513,000 and $341,000 for the three months ended and $928,000 and $461,000 for the six months ended June 30, 1996 and 1995, respectively.

In July 1996, the Company entered into three interest rate swap agreements with a commercial bank to effectively change the interest costs on $50,000,000 of Credit Facility borrowings from the variable rates discussed above to fixed rates. The agreements, with notional principal amounts of $10,000,000,

$10,000,000 and $30,000,000, mature in July 1998, July 1999 and July 2001 with effective fixed interest rates of 7.72%, 7.89% and 8.14%, respectively.

Mortgage notes payable at June 30, 1996, and December 31, 1995, consist of the following (in thousands):

          -------------------------------------------------------------------------------
                                                                 JUNE 30,    DECEMBER 31,
                                                                   1996          1995
          -------------------------------------------------------------------------------
          Mortgage note, interest payable monthly at 7.13%,
          due in 1999/(a)/                                       $ 38,000      $ 38,000

          Three mortgage notes, interest payable monthly at
          7.75%, due in 1998                                       31,170        31,170

          Mortgage note, interest payable monthly at 7.625%,
          due in 2000                                              10,300        10,300

          Mortgage note, principal and interest payable
          monthly at 6.71%, due in 2001                             6,997         7,040

          Mortgage note, interest payable monthly at 8.2%
          to 1999, principal and interest payable monthly
          at 8.2% to 2002                                           5,200         5,200

          Industrial revenue bond financing, interest
          payable quarterly, due in 2004/(b)/                       5,140         5,140

          Two mortgage notes, interest payable monthly
          at 7.75% to 1998 and 8.0% to 2001, due in 2001/(a)/       4,400         4,400

          Mortgage note, principal and interest payable
          monthly at 9.5%, due in 2005                              4,284         4,391

          Mortgage note, principal and interest payable
          monthly at 8.3%, due in 1998                              3,453         3,480

          Two mortgage notes, principal and interest
          payable monthly at 8.42%, due in 1999                     3,114         3,152

          Industrial revenue bond financing, principal and
          interest due monthly through 2010/(c)/                      727           749
          -------------------------------------------------------------------------------
                                                                 $112,785      $113,022
          -------------------------------------------------------------------------------

(a) Mortgage notes are partially or fully guaranteed by certain Company officers and Unitholders.
(b) In January 1996, the industrial revenue bonds were refunded through the issuance of new tax-exempt adjustable rate industrial revenue bonds. Interest is payable at rates equivalent to short term tax exempt Aa2 rated securities (3.4% at June 30, 1996). The bonds are supported by a letter of credit issued by a bank in the amount of $5,345,000. Certain of the Company's properties secure its obligations under the letter of credit.
(c)  Interest rate is 78% of the prime rate (6.45% at June 30, 1996).

Scheduled maturities of mortgage notes payable at June 30, 1996, are summarized as follows (in thousands):

          ----------------------------------------------------
                  YEAR                     AMOUNT
          ----------------------------------------------------
                  Remainder of 1996      $    247
                  1997                        524
                  1998                     35,037
                  1999                     41,363
                  2000                     10,833
                  2001 and thereafter      24,781
          ----------------------------------------------------
                                         $112,785
          ----------------------------------------------------

4.  INVESTMENTS IN AND NOTES RECEIVABLE
    FROM UNCONSOLIDATED SUBSIDIARIES

The Company conducts its third-party construction, landscape, property management and leasing service businesses through the Subsidiaries. Additionally, the Subsidiaries formed and jointly hold 100% of the partnership interests in Weeks Development Partnership ("Weeks Development"). Weeks Development primarily owns land in various business parks, either directly or through ownership interests in real estate partnerships and joint ventures. The Company intends to acquire land from Weeks Development and its affiliated partnerships and joint ventures for the development of future operating properties.

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

The following information summarizes the financial position, results of operations and cash flows of the Subsidiaries and Weeks Development on a combined basis (in thousands):

     --------------------------------------------------------------------
                                                 JUNE 30,     DECEMBER 31,
     FINANCIAL POSITION                             1996         1995
     --------------------------------------------------------------------
     ASSETS
     Real estate assets                          $ 8,453        $ 7,012
     Investments in real estate partnerships
        and joint ventures                         3,115          3,417
     Receivables and other assets                  7,919         10,892
     --------------------------------------------------------------------
                                                 $19,487        $21,321
     --------------------------------------------------------------------
     LIABILITIES AND EQUITY
     Notes payable to the Company                $10,939        $10,939
     Bank credit facility borrowings               3,715          4,237
     Other borrowings                              1,274          1,828
     Other liabilities                             6,860          7,505
     Total equity                                 (3,301)        (3,188)
     --------------------------------------------------------------------
                                                 $19,487        $21,321
     --------------------------------------------------------------------

At June 30, 1996, the Company's investment in and notes receivable from the Subsidiaries totaling $7,639,000 includes notes receivable from the Subsidiaries of $10,939,000 and the Company's investment in the Subsidiaries of ($3,300,000).

- --------------------------------------------------------------------------------------------------------
                                        THREE MONTHS   THREE MONTHS     SIX MONTHS     SIX MONTHS
                                           ENDED          ENDED            ENDED          ENDED
RESULTS OF OPERATIONS                   JUNE 30, 1996   JUNE 30, 1995   JUNE 30, 1996  JUNE 30, 1995
- --------------------------------------------------------------------------------------------------------
REVENUE
Construction and development fees        $   446       $    483        $    855        $    777
Landscape                                  1,345            949           2,378           1,608
Property management fees                      48            146             106             308
Commissions                                    -            112              78             291
Other                                         73             79             142             100
- --------------------------------------------------------------------------------------------------------
                                           1,912          1,769           3,559           3,084
- --------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Materials and labor                        1,104            779           1,922           1,336
Interest expense - Company                   329            339             657             686
Interest expense - other                      76             46             215              66
General and administrative                   331            389             655             793
Other                                        139             70             230             134
- --------------------------------------------------------------------------------------------------------
                                           1,979          1,623           3,679           3,015
- --------------------------------------------------------------------------------------------------------
Equity in earnings of partnerships
      and joint ventures                      15             (2)              5             117
- --------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                        $   (52)      $    144        $   (115)       $    186
========================================================================================================
Net income (loss) attributable
      to Company                         $   (52)      $    142        $   (114)       $    184
Interest expense to Company                  329            339             657             686
- --------------------------------------------------------------------------------------------------------
Equity in earnings of Subsidiaries       $   277       $    481        $    543        $    870
========================================================================================================
Distributions to Company                 $     -       $    142        $      -        $    184
========================================================================================================
- --------------------------------------------------------------------------------------------------------
                                                                        SIX MONTHS     SIX MONTHS
                                                                           ENDED          ENDED
CASH FLOWS                                                              JUNE 30, 1996  JUNE 30, 1995
========================================================================================================
Operating activities                                                    $ 3,974        $    855
Investing activities                                                     (1,437)           (195)
Financing activities                                                     (1,076)           (135)
- --------------------------------------------------------------------------------------------------------

Third-party service revenues detailed above include development and construction fees, landscaping fees and lease commissions from affiliated partnerships and joint ventures totaling $95,000, $75,000 and $0, respectively, for the three months ended June 30, 1996, and $179,000, $88,000 and $10,000, respectively, for the three months ended June 30, 1995. The development and construction fees, landscaping fees and lease commissions from affiliated entities totaled $135,000, $128,000 and $72,000, respectively, for the six months ended June 30, 1996, and $254,000, $150,000 and $84,000, respectively, for the six months ended June 30, 1995.

5.  DIVIDENDS

The Company declared and paid quarterly dividends relating to the first quarter of 1996 of $4,462,000 or $0.40 per share during the three months ended June 30, 1996. Additionally, the minority Unitholders in the Operating Partnership received cash distributions totaling $1,027,000 or $0.40 per Unit during the three months ended June 30, 1996. In July 1996, the Company declared and paid quarterly dividends and made distributions relating to the second quarter of 1996 of $4,462,000 or $0.40 per share and $1,027,000 or $0.40 per Unit, respectively.

6.  NET INCOME PER SHARE

Net income per share is calculated using the weighted average number of common shares outstanding of 11,156,000 and 7,675,000 for the three months ended and 11,156,000 and 7,675,000 for six months ended June 30, 1996 and 1995, respectively. The impact of outstanding stock options was not dilutive in 1996 or 1995. An assumed conversion of Units into common stock would not affect net income per share.

7.  DEVELOPMENT LOANS

As part of certain joint development agreements entered into with third parties executed in conjunction with the Company's 1995 acquisition activity, and upon the approval of joint development projects, the Company may lend funds on a secured basis to develop and construct certain properties and can be required by its development partners to acquire the properties upon their completion based on the terms specified in the development agreements, generally at prices equal to the greater of capitalized costs or the property's net operating income capitalized at specified capitalization rates, as defined. As of June 30, 1996, the Company has funded $2,377,000 under development loan agreements relating to three industrial buildings under development in Atlanta, Georgia. Total loan commitments from the Company for the three approved projects are approximately $11,600,000. Loans under these agreements are secured by the industrial buildings under development, bear interest at rates ranging from LIBOR plus 2.35% to LIBOR plus 2.50%, mature from August 1998 to March 1999 and are included in receivables and other assets in the accompanying consolidated condensed balance sheet.

Additionally, at June 30, 1996, receivables and other assets include a real estate development loan to an affiliated joint venture with an outstanding balance of $1,809,000 ($1,309,000 at December 31, 1995). The total loan commitment is $2,360,000 and the loan is secured by a multi-tenant industrial building under development. Interest accrues at 9% payable monthly and the loan matures in March 1998. The Company has an option to acquire the property upon substantial lease-up of the building.

8.  ACQUISITIONS

In the second quarter of 1996, the Company acquired three industrial buildings totaling approximately 134,000 square feet and 9 acres of adjacent land for future development in the Northeast submarket of Atlanta, Georgia for $9.9 million, including closing costs and acquisition expenses. These acquisitions were funded through Credit Facility borrowings.

In August 1996, the Company acquired 12 industrial buildings totaling approximately 627,000 square feet primarily in the Northeast submarket of Atlanta, Georgia for $31.0 million, including closing costs and acquisition expenses. The acquisition was funded through Credit Facility borrowings.

On July 31, 1996, the Company announced that it had agreed to acquire a 2.2 million square foot, 23 building industrial portfolio located in Nashville, Tennessee, owned and managed by NWI Warehouse Group L.P. and its affiliates ("NWI"). As part of the agreement, NWI will also combine its business operations, management and employees with those of the Company. The acquisition price is currently expected to total approximately $120.7 million (subject to adjustment for actual operating results for certain development properties to be acquired), comprised of the issuance of approximately $68.5 million of Units in the Operating Partnership and the assumption of approximately $52.2 million of indebtedness. The transaction will encompass multiple closings including an initial purchase of 17 buildings for approximately $69.0 million (currently expected to occur in October 1996), staged acquisitions of six development properties over an approximately 17 month period and the staged acquisition of 147 acres of undeveloped land over an approximately six year period. Consummation of the transaction is subject to the completion of remaining due diligence, the execution of definitive agreements, the consent of lenders, the final approval of the Board of Directors of the Company and the general partners of NWI and certain other closing conditions.

On August 12, 1996, the Company announced that it had agreed to acquire a 2.1 million square foot, 29 building industrial and suburban office portfolio in the Raleigh-Durham-Chapel Hill area of North Carolina, owned and managed by Lichtin Properties Inc. and its affiliates ("Lichtin"). As part of the agreement, Lichtin will also combine its business operations, management and employees with those of the Company. The acquisition price is currently expected to total approximately $164 million (subject to adjustment for actual operating results for certain development properties to be acquired), comprised of the issuance of approximately $40.6 million of Units, $10 million of cash and the assumption of approximately $113.4 million of indebtedness. The transaction will encompass multiple closings including an initial closing (currently expected to occur in January 1997) involving the purchase of 19 buildings for approximately $102.7 million and the purchase for $1 million of an option to purchase 160 acres of land, staged acquisitions of 10 completed and under development properties over the ensuing two to four year period and the staged acquisition of 115 acres of undeveloped land over an ensuing four year period. Consummation of the transaction is subject to the completion of remaining due diligence, the execution of definitive agreements, the consent of lenders, the final approval of the Board of Directors of the Company and the partners of Lichtin and certain other closing conditions.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

On January 1, 1995, the Company owned a 74.75% partnership interest in the Operating Partnership. This ownership interest was subsequently increased in November 1995 to 81.3% - see Note 1 to the consolidated condensed financial statements. The Operating Partnership, including the operations of the Subsidiaries, conducts substantially all of the on-going operations of the Company. For a further description of the Company, see Note 1 to the consolidated condensed financial statements.

RESULTS OF OPERATIONS
Operating information relating to the Company's properties for the three and six months ended June 30, 1996 and 1995, respectively, is summarized below (in thousands):

- ---------------------------------------------------------------------------------------------------------------------------
                                     THREE MONTHS     THREE MONTHS             SIX MONTHS       SIX MONTHS
                                        ENDED             ENDED        %          ENDED           ENDED         %
                                     JUNE 30, 1996    JUNE 30, 1995  CHANGE    JUNE 30, 1996   JUNE 30, 1995   CHANGE
=========================================================================================================================
Rental income                        $   11,163        $  6,618       68.7%    $  21,943       $  12,694      72.9%
Tenant reimbursements                       959             585       63.9%        2,007           1,119      79.4%
- ------------------------------------------------------------------------------------------------------------------------
Property operating revenues          $   12,122        $  7,203       68.3%    $  23,950       $  13,813      73.4%
========================================================================================================================
Operating and maintenance
  expenses                           $    1,393        $    905       53.9%    $   2,687       $   1,588      69.2%
Real estate taxes                         1,085             611       77.6%        2,153           1,191      80.8%
Depreciation and amortization             3,049           1,698       79.6%        6,000           3,241      85.1%
- ------------------------------------------------------------------------------------------------------------------------
Property operating expenses          $    5,527        $  3,214       72.0%    $  10,840       $   6,020      80.1%
=======================================================================================================================

To more fully understand the components of the period-to-period increases reflected above, property operating results will be discussed herein using the categories "core properties," "development properties" and "acquisition properties." core properties are defined as properties which were stabilized and operating as of January 1, 1995. The company defines a property as stabilized for financial reporting purposes upon the earlier of substantial lease-up or one year from building shell completion. Development properties reflect properties completed and stabilized for financial reporting purposes subsequent to January 1, 1995. Acquisition properties are properties acquired subsequent to January 1, 1995 .

COMPARISON OF OPERATING RESULTS FOR THREE MONTHS ENDED JUNE 30, 1996, TO THE THREE MONTHS ENDED JUNE 30, 1995
Property operating revenues (rental revenue plus tenant reimbursements) increased $4,919,000 or 68.3% between periods. Of this increase, $3,526,000 was attributable to the addition of 52 acquisition properties in 1995 and the first half of 1996 totaling 2,698,000 square feet, and $883,000 was attributable to the stabilization of 10 development properties and one property expansion in 1995 and the first half of 1996 totaling 1,325,000 square feet. The remainder of the increase of $510,000 was attributable to increased property operating revenues from core properties, which totaled 5,332,000 square feet. Core properties operating revenues increased by $125,000 between quarters resulting from occupancy changes at six buildings comprising 541,000 square feet. The remaining core properties operating revenue increase of $385,000 was due primarily to rental rate increases between periods. The core properties operating revenue increase due to occupancy changes resulted from the re-leasing of two buildings vacated in the first quarter of 1995 by Matsushita Electric Corporation (Panasonic) totaling 344,000 square feet which contributed an additional $327,000 to core properties operating revenues between periods. This was offset by vacancies at four other industrial buildings during the second quarter of 1996 totaling 197,000 square feet which resulted in lower property operating revenues of $202,000 (two of these buildings totaling 120,000 square feet were re-leased in the second quarter of 1996).

Property operating expenses increased $2,313,000 or 72.0% between periods. Of the increase, $1,480,000 was attributable to the addition of the acquisition properties and $267,000 was attributable to the stabilization of the development properties discussed above. The remaining increase of $566,000 was attributable to core properties. Core properties operating expenses increased $177,000 ($81,000 excluding depreciation and amortization) relating to the six buildings with occupancy changes discussed above and $389,000 ($88,000 excluding depreciation and amortization) for other core properties. The $88,000 increase in other core properties operating expenses, excluding depreciation and amortization, is due primarily to higher repairs and maintenance expenses and slightly higher estimated real estate tax accruals between periods.

Interest expense increased by $988,000 or 64.5% from $1,532,000 for the three months ended June 30, 1995, to $2,520,000 for the three months ended June 30, 1996, as a result of increased mortgage interest of $686,000 due primarily to mortgage debt assumed in conjunction with the Company's 1995 property acquisitions, and Credit Facility interest of $302,000 in the second quarter of 1996. Interest expense of $2,520,000 in the second quarter of 1996 consisted of mortgage interest of $2,092,000 and Credit Facility interest of $428,000.

Amortization of deferred financing costs increased $54,000 or 32.3% from $167,000 for the three months ended June 30, 1995, to $221,000 for the three months ended June 30, 1996, due primarily to the amortization of deferred financing costs associated with the $5.1 million industrial revenue bond refinancing in the first quarter of 1996 and costs associated with increasing the availability under the Credit Facility in the third quarter of 1995.

Company general and administrative expenses increased by $328,000 or 88.6% from $370,000 for the three months ended June 30, 1995, to $698,000 for the three months ended June 30, 1996, due primarily to increased accounting and administrative personnel and related costs associated with the Company's growth, and a shift in certain general and administrative expenses relating to properties which were fee-managed by the Subsidiaries in 1995, but which were subsequently acquired and are owned by the Company in 1996. As a percentage of total revenue, general and administrative expenses have increased from 4.9% in 1995 to 5.6% in 1996 due primarily to the shift in general and administrative expenses from the Subsidiaries to the Company discussed previously. General and administrative expenses of the Company when combined with the general and administrative expenses of the Subsidiaries increased $270,000 or 35.6% from $759,000 in 1995 to $1,029,000 in 1996 for the same reasons discussed above having to do with the Company's growth. As a percentage of the combined revenues of the Company and the Subsidiaries, the combined general and administrative expenses of the Company and the Subsidiaries decreased from 8.2% in 1995 to 7.2% in 1996.

Interest income for the three months ended June 30, 1996, consists primarily of interest earned under the development loan arrangements discussed more fully in
Note 7 to the consolidated condensed financial statements. For the three months ended June 30, 1995, interest income represented $80,000 earned under a short-term note arrangement made in conjunction with a 1995 property acquisition, and $11,000 earned on short-term cash investments.

Equity in earnings of the Subsidiaries of $277,000 and $481,000 for the three months ended June 30, 1996 and 1995, respectively, represents the Company's 99% economic interest in the earnings of the Subsidiaries after the elimination of interest expense to the Company (see Note 4 to the consolidated condensed financial statements). Changes in the Subsidiaries' third-party operations between periods are discussed below. As discussed below, subsequent to June 30, 1995, the Company acquired 37 properties which the Subsidiaries previously managed. Additionally, the Subsidiaries provided other third-party services, such as landscape maintenance, leasing and tenant interior work for these managed properties. Due to the acquisition of these properties by the Company, the Subsidiaries' third-party service revenues associated with these properties ceased. The impact, if any, between periods is discussed below.

Construction and development fees decreased $37,000 or 7.7% from $483,000 for the three months ended June 30, 1995, to $446,000 for the three months ended June 30, 1996. This decrease was due to lower fees from a lower volume of tenant interior work between periods.

Landscape revenue increased $396,000 or 41.7% from $949,000 for the three months ended June 30, 1995, to $1,345,000 for the three months ended June 30, 1996, due to an increase in landscape installation revenue of approximately $340,000 resulting from more landscape installation jobs in progress in the second quarter of 1996 compared to 1995, with the remaining increase due to the growth in the number of landscape maintenance contracts between periods.

Property management fees decreased $98,000 or 67.1% from $146,000 for the three months ended June 30, 1995, to $48,000 for the three months ended June 30, 1996, due primarily to the reduction in the size of the third-party management portfolio resulting from the 1995 acquisitions by the Company of 37 properties previously managed by the Subsidiaries.

Commission income decreased from $112,000 for the three months ended June 30, 1995, to none for the three months ended June 30, 1996, due to no third-party leasing and renewal commissions or land sales commissions in the second quarter of 1996. This decrease is attributable to the smaller property management portfolio yielding fewer third-party commission opportunities and due to the timing of brokered land sale transactions.

Labor and materials costs increased by $325,000 or 41.7% from $779,000 for the three months ended June 30, 1995, to $1,104,000 for the three months ended June

30, 1996, due primarily to increased costs associated with higher landscape installation volume and higher landscape maintenance volumes in 1996 as discussed above.

Equity in earnings of partnerships and joint ventures were relatively consistent between years.

COMPARISON OF OPERATING RESULTS FOR SIX MONTHS ENDED JUNE 30, 1996, TO THE SIX MONTHS ENDED JUNE 30, 1995
Property operating revenues (rental revenue plus tenant reimbursements) increased $10,137,000 or 73.4% between periods. Of this increase, $7,263,000 was attributable to the addition of 52 acquisition properties in 1995 and the first half of 1996 totaling 2,698,000 square feet and $1,820,000 was attributable to the stabilization of 10 development properties and one property expansion in 1995 and the first half of 1996 totaling 1,325,000 square feet. The remainder of the increase of $1,054,000 was attributable to increased property operating revenues from core properties, which totaled 5,332,000 square feet. Core properties operating revenues increased by $300,000 between periods resulting from occupancy changes at six buildings comprising 541,000 square feet. The remaining core properties operating revenue increase of $754,000 was due primarily to rental rate increases between periods. The core properties operating revenue increase due to occupancy changes resulted from the re-leasing of two buildings vacated in the first quarter of 1995 by Matsushita Electric Corporation (Panasonic) totaling 344,000 square feet which contributed an additional $723,000 to core properties operating revenues between periods. This was offset by vacancies at four other industrial buildings during portions of the first and second quarters of 1996 totaling 197,000 square feet which resulted in lower property operating revenues of $423,000 (two of these buildings totaling 120,000 square feet were re-leased in the second quarter of
1996).

Property operating expenses increased $4,820,000 or 80.1% between periods. Of the increase, $3,133,000 was attributable to the addition of the acquisition properties and $617,000 was attributable to the stabilization of the development properties discussed above. The remaining increase of $1,070,000 was attributable to core properties. Core properties operating expenses increased $365,000 ($184,000 excluding depreciation and amortization) relating to the six buildings with occupancy changes discussed above and $705,000 ($212,000 excluding depreciation and amortization) for other core properties. The $212,000 increase in other core properties operating expenses, excluding depreciation and amortization, is due primarily to higher repairs and maintenance expenses and slightly higher estimated real estate tax accruals between periods.

Interest expense increased by $2,082,000 or 72.5% from $2,873,000 for the six months ended June 30, 1995, to $4,955,000 for the six months ended June 30, 1996, as a result of increased mortgage interest of $1,438,000 due primarily to mortgage debt assumed in conjunction with the Company's 1995 property acquisitions and increased Credit Facility interest of $643,000 in the first half of 1996. Interest expense of $4,955,000 in the first half of 1996 consisted of mortgage interest of $4,185,000 and Credit Facility interest of $770,000.

Amortization of deferred financing costs increased $95,000 or 29.1% from $326,000 for the six months ended June 30, 1995, to $421,000 for the six months ended June 30, 1996, due primarily to the amortization of deferred financing costs associated with the $5.1 million industrial revenue bond refinancing in the first quarter of 1996 and costs associated with increasing in the availability under the Credit Facility in the third quarter of 1995.

Company general and administrative expenses increased by $665,000 or 88.8% from $749,000 for the six months ended June 30, 1995, to $1,414,000 for the six months ended June 30, 1996, due primarily to increased accounting and administrative personnel and related costs associated with the Company's growth, and a shift in certain general and administrative expenses relating to properties which were fee-managed by the Subsidiaries in 1995, but which were subsequently acquired and are owned by the Company in 1996. As a percentage of total revenue, general and administrative expenses increased from 5.2% in 1995 to 5.8% in 1996, due primarily to the shift in general and administrative expenses from the Subsidiaries to the Company discussed previously. General and administrative expenses of the Company when combined with the general and administrative expenses of the Subsidiaries increased $527,000 or 34.2% from $1,542,000 in 1995 to $2,069,000 in 1996 for the same reasons discussed above having to do with the Company's growth. As a percentage of the combined revenues of the Company and the Subsidiaries, the combined general and administrative expenses of the Company and the Subsidiaires decreased from 8.8% in 1995 to 7.4% in 1996.

Interest income for the six months ended June 30, 1996, consists primarily of interest earned under the development loan arrangements discussed more fully in
Note 7 to the consolidated condensed financial statements. For the six months ended June 30, 1995, interest income represented $110,000 earned under a short-term note arrangement, made in conjunction with a 1995 property acquisition, and $48,000 earned on short-term cash investments.

Equity in earnings of the Subsidiaries of $543,000 and $870,000 for the six months ended June 30, 1996 and 1995, respectively, represents the Company's 99% economic interest in the earnings of the Subsidiaries after the elimination of interest expense to the Company (see Note 4 to the consolidated condensed financial statements). Changes in the Subsidiaires' third-party operations between periods are discussed below. As discussed below, subsequent to June 30, 1995, the Company acquired 37 properties which the Subsidiaries previously managed. Additionally, the Subsidiaries provided other third-party services, such as landscape maintenance, leasing and tenant interior work for these managed properties. Due to the acquisition of these properties by the Company, the Subsidiaries' third-party service revenues associated with these properties ceased. The impact, if any, between periods is discussed below.

Construction and development fees increased $78,000 or 10.0% from $777,000 for the six months ended June 30, 1995, to $855,000 for the six months ended June 30, 1996. This increase was due to higher fees from both tenant interior work and general construction contracting jobs between periods.

Landscape revenue increased $770,000 or 47.9% from $1,608,000 for the six months ended June 30, 1995, to $2,378,000 for the six months ended June 30, 1996, due to an increase in landscape installation revenue of approximately $623,000 resulting from more and larger installation jobs in progress in the first half of 1996 compared to 1995, with the remaining increase due to the growth in the number of landscape maintenance contracts between periods.

Property management fees decreased $202,000 or 65.6% from $308,000 for the six months ended June 30, 1995, to $106,000 for the six months ended June 30, 1996, due primarily to the reduction in the size of the third-party management portfolio resulting from the 1995 acquisitions by the Company of 37 properties previously managed by the Subsidiaries.

Commission income decreased $213,000 or 73.2% from $291,000 for the six months ended June 30, 1995, to $78,000 for the six months ended June 30, 1996, due to lower leasing and renewal commissions of $90,000 on properties managed for third parties, and lower land sales commissions of $123,000 on land owned by affiliated joint ventures or land managed and marketed by the Company.

Labor and materials costs increased by $586,000 or 43.9% from $1,336,000 for the six months ended June 30, 1995, to $1,922,000 for the six months ended June 30, 1996, due primarily to increased costs associated with higher landscape installation volume and higher landscape maintenance volumes in 1996 as discussed above.

Equity in earnings of partnerships and joint ventures decreased from earnings of $117,000 for the six months ended June 30, 1995, to earnings of $5,000 for the six months ended June 30, 1996, due primarily to lower profits from underlying partnership and joint venture land sales activities between periods.

LIQUIDITY AND CAPITAL RESOURCES
The Company's net cash provided by operating activities increased from $8,289,000 for the six months ended June 30, 1995, to $13,132,000 for the six months ended June 30, 1996, due primarily to the growth in the Company's operating income resulting from ten development properties and one property expansion stabilized in 1995 and the first half of 1996 and from 52 buildings acquired since the end of the first quarter of 1995.

Net cash used in investing activities decreased from $50,347,000 for the six months ended June 30, 1995, to $34,016,000 for the six months ended June 30, 1996, due primarily to lower property acquisition volume of approximately $17,600,000 in 1996 offset by somewhat higher property development volume in the first half of 1996 compared to 1995.

Net cash provided by financing activities decreased from $35,970,000 for the six months ended June 30, 1995, to $20,009,000 for the six months ended June 30, 1996. This decrease was due primarily to lower Credit Facility borrowings utilized to fund decreased acquisition activity between periods.

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

In addition to its operating cash flow, the Company has a $120 million (increased from $100 million on July 1, 1996) revolving Credit Facility with a commercial bank (see Note 3 to the consolidated condensed financial statements), which may be used, among other things, to meet its operational obligations and annual REIT dividend requirements. The Company currently intends to finance its development, construction and acquisition activities primarily through borrowings under the Credit Facility. The Company currently has available
capacity under the Credit Facility of approximately $49 million (Note 3).   In
addition to the Company's available borrowing capacity, at June 30, 1996, the Company has $72.4 million available, subject to the completion of a successful offering, under an equity shelf registration filed in 1995.

The Company's announced acquisitions of both the NWI and Lichtin property portfolios and related business operations (see Note 8 to the consolidated condensed financial statements) will be consummated primarily through the assumption of indebtedness and the issuance of equity securities (Units). As a result, these acquisition transactions are not expected to have a significant impact on the Company's liquidity and capital resources.

The Company believes it has adequate liquidity and borrowing capacity, including the completion of a larger, syndicated unsecured credit facility which is expected to close in September 1996, to meet its current operational requirements, to fund annual principal requirements under existing mortgage notes payable and to fund its current development activity. It is management's expectation that the Company will continue to have access to the additional capital resources necessary to further expand and develop its business and to refinance mortgage notes payable as they begin to mature in 1998. These resources include long-term mortgage debt, expansion of the available borrowing capacity under the Credit Facility and other forms of debt and equity financing, in both public and private markets, including the use of the Company's available capacity under its current equity shelf registration. Future development and acquisition activities will be undertaken by the Company only as suitable opportunities arise. Such activities are not expected to be undertaken unless adequate sources of financing are available and a satisfactory budget with an appropriate return on investment has been internally approved. The Company maintains staffing levels sufficient to meet its existing construction and leasing activities and capitalizes a portion of the costs relating to these activities to development projects and leasing transactions, respectively. If market conditions warrant, the Company may adjust staffing levels to avoid a negative impact on the Company's results of operations.

Total consolidated debt amounted to $178.5 million at June 30, 1996, including borrowings under the Credit Facility of $65.7 million and mortgage notes payable of $112.8 million. Of the $112.8 million of mortgage indebtedness, $106.9 million is fixed rate and $5.9 million is variable rate. The weighted average interest rate on the Company's fixed rate mortgage debt was 7.6% and on its variable rate mortgage debt was 3.82% at June 30, 1996. The weighted average
interest rate under the Credit Facility at June 30, 1996, was 6.85%.   As
discussed in Note 3 to the consolidated condensed financial statements, in July 1996, the Company entered into interest rate swap agreements to fix the Company's interest costs on $50.0 million of the Company's Credit Facility
borrowings.   The weighted average interest rate under the fixed swap
arrangements will be approximately 8.0%. If interest rates under the Credit Facility, in excess of the $50.0 million discussed above, and under the Company's variable rate mortgage debt fluctuated by 1%, interest costs to the Company, before capitalization of interest, if any, based on outstanding borrowings at June 30, 1996, would increase or decrease by approximately $250,000 on an annualized basis.

At June 30, 1996, the Company's mortgage debt on its consolidated properties of $112.8 million plus its pro rata share of mortgage debt of its unconsolidated subsidiaries of $1.4 million totaled $114.2 million. Including Credit Facility borrowings of $65.7 million for the Company and $3.7 million for the Subsidiaries, the total debt obligations of the Company and the Subsidiaries was $183.6 million or 34% of total market capitalization (assuming the exchange of all Units for shares of common stock). At June 30, 1996 (based on the closing price of the common stock of $26.00 on June 28, 1996, the last trading day of the quarter, and assuming the exchange of all Units for shares of common stock), there would be 13,723,337 shares of common stock outstanding with a total market value of $356.8 million.

CURRENT DEVELOPMENT ACTIVITY
The Company's current development activity as of July 31, 1996, is summarized below. All of the properties are located in metropolitan Atlanta, Georgia, unless otherwise indicated.

- --------------------------------------------------------------------------------------------
                                                                  ESTIMATED      ESTIMATED
                                     SQUARE         ESTIMATED    COMPLETION    STABILIZATION
                                     FEET/(1)/      COST/(2)/     DATE/(3)/       DATE/(4)/
=============================================================================================
MULTI-TENANT
5195 Southridge Pkwy.                 60,000      $2,758,000       3Q95/(5)/        3Q97
170 Parkway West
    (Greenville/Spartanburg, SC)      96,000       2,810,000       4Q95/(5)/        3Q96
8249 Parkline Blvd. (Orlando, FL)     33,600       1,734,000       4Q95/(5)/        4Q96
3130 N. Berkeley Lake Rd.            240,000       5,640,000       1Q96/(5)/        3Q96
5149 Southridge Pkwy. (expansion)     46,800       2,497,000       1Q96/(5)/        3Q96
5025 Derrick Jones Rd.                89,600       4,458,000       2Q96/(5)/        4Q96
2660 Pinemeadow Ct.                  103,200       3,107,000       3Q96/(5)/        3Q97
2500 Principal Row (Orlando, FL)     140,015       4,790,000       3Q96             3Q96
3240 Town Point Dr.                  140,400       5,585,000       3Q96             3Q97
120 Declaration Dr.                  180,000       4,579,000       4Q96             4Q97
2780 Crestridge Ct.                  223,219       6,413,000       4Q96             4Q97
1335 Northmeadow Pkwy.                89,150       6,675,000       4Q96             4Q97
250 Hembree Park Dr.                  94,500       4,942,000       4Q96             4Q97
3805 Crestwood Pkwy.                 105,295      10,646,000       1Q97             1Q98
190 Parkway West
    (Greenville/Spartanburg, SC)      92,400       2,799,000       1Q97             1Q98
- ---------------------------------------------------------------------------------------------
                                   1,734,179     $69,433,000
=============================================================================================
BUILD-TO-SUIT
1630 Prime Ct. (Orlando, FL)          43,200     $ 1,870,000       3Q96             3Q96
240 Northpoint Pkwy (expansion)       95,100       2,796,000       1Q97             1Q97
3290 Summit Ridge Pkwy.              100,800       2,804,000       1Q97             1Q97
4020 Steve Reynolds Blvd.             44,260       2,174,000       1Q97             1Q97
- ---------------------------------------------------------------------------------------------
                                     283,360       9,644,000
=============================================================================================
                                   2,017,539     $79,077,000
============================================================================================

    (1)  Actual leasable square feet may vary upon completion.
    (2) Estimated cost information includes the Company's estimated future capitalized costs through the development stabilization date (defined as the earlier of 95% occupancy or one year from shell completion), including costs incurred to acquire certain properties after completion (see Note 7 to the consolidated condensed financial statements). There can be no assurance that the actual capitalized cost of a building will not exceed the estimated capitalized costs.
    (3) For multi-tenant buildings, represents building shell completion. There can be no assurance that a property will be completed by the estimated completion date .
    (4) Represents the Company's current estimate of the date the property will reach stabilization for financial reporting purposes. Properties are considered stabilized for financial reporting purposes upon the earlier of substantial lease-up or one year from building shell completion. There can be no assurance that the property will reach stabilization for financial reporting purposes by the estimated stabilization date.
    (5)  Shell completed; interior tenant finish to be completed.

The information provided above includes forward-looking data based on current construction schedules, the status of lease negotiations with potential tenants and other relevant factors currently available to the Company. There can be no assurance that any of these factors will not change or that any change will not affect the accuracy of such forward-looking information.

SUPPLEMENTAL DISCLOSURE OF FUNDS FROM OPERATION
The Company believes that funds from operations ("FFO") provides an additional indicator of the financial performance of the Company. FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") to mean net income (loss) determined in accordance with generally accepted accounting principles ("GAAP") excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real property, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. FFO is influenced not only by the operations of the properties, but also by the capital structure of the Company. Accordingly, management expects that FFO will be one of the factors considered by the Board of Directors in determining the amount of cash dividends the Company will pay to its shareholders. FFO does not represent cash flow from operating, investing and financing activities as defined by GAAP, which are discussed under "Liquidity and Capital Resources" in this section.
Additionally, FFO does not measure whether cash flow is sufficient to fund all cash flow needs, including principal amortization, capital expenditures and dividends to shareholders, and should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance or as an alternative to cash flow, as defined by GAAP, as a measure of liquidity.

Effective for periods beginning on or after January 1, 1996, the Company implemented the new guidelines issued by NAREIT for calculating FFO. The primary difference between the Company's FFO under the new guidelines and prior periods is that the Company now reduces reported FFO for the amortization of deferred financing costs and recognizes rental income for the purposes of computing FFO on a "straight-line" basis. The amortization of deferred financing costs totaled $221,000 and $167,000 for the three months ended, and $421,000 and $326,000 for the six months ended June 30, 1996 and 1995, respectively. The "straight-line" rental adjustment increased rental revenues by $120,000 and decreased rental revenues by $15,000 for the three months ended, and increased rental revenues by $191,000 and decreased rental revenues by $76,000 for the six months ended June 30, 1996 and 1995, respectively. All FFO information detailed and discussed below relating to the three and six months ended June 30, 1995 has been restated to reflect these differences.

For the three months ended June 30, 1996, FFO increased by $2,200,000 or 65.1% to $5,580,000 as compared to FFO of $3,380,000 for the three months ended June 30, 1995. For the six months ended June 30, 1996, FFO increased by $4,488,000 or 68.0% to $11,088,000 compared to FFO of $6,600,000 for the six months ended June 30, 1995. FFO calculated under the current guidelines for the three and six months ended June 30, 1996 and 1995, respectively, are detailed below (in thousands):

 -------------------------------------------------------------------------------------------------------------------
                                           THREE MONTHS     THREE MONTHS      SIX MONTHS        SIX MONTHS
                                               ENDED           ENDED             ENDED             ENDED
                                          JUNE 30, 1996    JUNE 30, 1995/(1)/  JUNE 30, 1996    JUNE 30, 1995/(1)/
====================================================================================================================
NET INCOME                                  $3,092              $2,111         $6,193              $4,178
Minority interests                             713                 713          1,426               1,411
Depreciation & amortization                  3,049               1,698          6,000               3,241
Real estate depreciation at subsidiaries        10                 ---             20                 ---
- -------------------------------------------------------------------------------------------------------------------
Funds from operations (Operating
  Partnership Units fully converted)         6,864               4,522         13,639               8,830
Ownership of Operating Partnership/(2)/      81.3%              74.75%          81.3%              74.75%
 ------------------------------------------------------------------------------------------------------------------
FUNDS FROM OPERATIONS                      $ 5,580              $3,380        $11,088              $6,600
- ------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING         11,156               7,675         11,156               7,675
==================================================================================================================

 (1) The calculation of funds from operations has been revised from the prior year presentation as discussed above. Previously reported funds from operations attributable to the Company's shareholders was $3,516,000 and $6,901,000 for the three and six months ended June 30, 1995.
 (2) Represents the Company's weighted average ownership of the Operating Partnership for the period.


SUPPLEMENTAL INFORMATION ON CAPITAL EXPENDITURES AND LEASING COSTS
The following table details the Company's capital expenditures and leasing costs for the six months ended June 30, 1996 (in thousands):

 ----------------------------------------------------------------------------------------------------------------
Development and land activity/(1)/                          $    18,469
Building acquistions                                              9,411
Non-revenue-producing building improvements                         284
Tenant improvement and leasing costs on
     second-generation leases/(2)/                                1,445
Tenant improvement expenditures to be
     reimbursed by tenants                                          121
- -------------------------------------------------------------------------------------------------------------------
                                                            $    29,730/(3)/
===================================================================================================================

   (1) Includes leasing costs on first-generation space in development properties totaling $554,000.
   (2)  Includes leasing costs on second-generation space totaling $464,000.
   (3) Reflects aggregate capital expenditures and leasing costs, exclusive of the decrease in construction accounts payable of $2,605,000, during the period.

The following table summarizes by period the Company's capitalized tenant improvement and leasing costs incurred in the renewal or re-leasing of previously occupied space for the six months ended June 30, 1996, and the year ended December 31, 1995, respectively. The information detailed below is presented based on the date the tenants occupy the leased space.



CAPITALIZED TENANT IMPROVEMENTS AND LEASING COSTS
- ------------------------------------------------------------------------------------------
                                                               SIX MONTHS         YEAR
                                                                  ENDED          ENDED
(In thousands except per square foot information)            JUNE 30, 1996   DEC. 31, 1995
- ------------------------------------------------------------------------------------------
INDUSTRIAL PROPERTIES
   RE-LEASING
     Square feet re-leased                                          300          317
     Capitalized tenant improvements and leasing commissions    $   770      $   462
     Capitalized tenant improvements and leasing commissions
        (per square foot) re-leased                             $  2.56      $  1.46
    RENEWAL
     Square feet renewed                                            521          814
     Capitalized tenant improvements and leasing commissions    $   351      $   469
     Capitalized tenant improvements and leasing commissions
        (per square foot) renewed                               $  0.67      $  0.58
   TOTAL
     Square feet                                                    821        1,131
     Capitalized tenant improvements and leasing commissions    $ 1,121      $   931
     Capitalized tenant improvements and leasing commissions
        (per square foot)                                       $  1.36      $  0.82
- -----------------------------------------------------------------------------------------

OFFICE PROPERTIES
   RE-LEASING
     Square feet re-leased                                           16          111/(1)/
     Capitalized tenant improvements and leasing commissions    $    37      $ 1,578/(1)/
     Capitalized tenant improvements and leasing commissions
        (per square foot) re-leased                             $  2.30      $ 14.25/(1)/
   RENEWAL
     Square feet renewed                                             31           47
     Capitalized tenant improvements and leasing commissions    $   108      $    50
     Capitalized tenant improvements and leasing commissions
         (per square foot) renewed                              $  3.48      $  1.06
   TOTAL
     Square feet                                                     47          158/(1)/
     Capitalized tenant improvements and leasing commissions    $   145      $ 1,628/(1)/
     Capitalized tenant improvements and leasing commissions
         (per square foot)                                      $  3.08      $ 10.27/(1)(2)/
- -----------------------------------------------------------------------------------------

   (1) Includes $1,377,000 or $15.68 per square foot to re-lease 87,845 square feet of the Company's 94,677 square foot property which was vacated by Matsushita Electric Corp. (Panasonic) and which was subsequently converted from a single tenant to a multi-tenant office property.
   (2) Excluding amounts incurred to re-lease the office property vacated by Matsushita Electric Corp. (Panasonic), capitalized tenant improvements and leasing commissions would have averaged $3.55 per square foot for released and renewed office space during 1995.

SUPPLEMENTAL DISCLOSURE OF TENANT AND LEASE EXPIRATION INFORMATION

TENANTS
As of June 30, 1996, the Company's properties were leased to 364 tenants including local, regional, national and international companies. The Company's 25 largest tenants (measured by annualized base rent for leases in place in stabilized properties and in properties under development or in lease-up where tenants were paying rent at June 30, 1996) occupy a total of approximately 3.4 million square feet and represent 35.1% of the annualized base rent as shown in the table below.

25 LARGEST TENANTS MEASURED BY ANNUALIZED BASE RENT
- -------------------------------------------------------------------------------------------
                                                                             % OF TOTAL
                                       Square    Number      Annualized      Annualized
Tenant                                  Feet    of Leases   Base Rent/(1)/  Base Rent/(1)/
- -------------------------------------------------------------------------------------------
 1  Scientific Atlanta (2)            600,413    14       $  2,620,482          5.5%
 2  Honeywell Inc.                     70,016     3            913,584          1.9%
 3  Fisher Scientific Company         223,219     1            875,019          1.8%
 4  The Athlete's Foot Group          162,651     1            871,024          1.8%
 5  Intelligent Systems Corp.         137,100     1            671,790          1.4%
 6  Yokohama Tire Corporation         252,092     1            665,383          1.4%
 7  Equifax Healthcare
    Information Services               42,770     2            662,812          1.4%
 8  Ahlstrom Recovery Inc.             62,893     2            633,352          1.3%
 9  The Bombay Company Inc.           253,890     2            631,344          1.3%
10  Liberty Mutual Insurance Co.       41,900     1            581,572          1.2%
11  Deutz Corporation                 137,061     1            561,950          1.2%
12  Southern Multimedia
    Communications Inc.               117,647     3            558,828          1.2%
13  Reckitt & Colman Inc.             256,000     1            547,840          1.2%
14  Vanstar Corporation                72,691     3            541,506          1.1%
15  Contel Cellular                    57,918     1            529,960          1.1%
16  Metrahealth Insurance Co.          32,991     1            527,856          1.1%
17  Innotrac Corporation              116,481     2            525,705          1.1%
18  Komatsu America Corporation       176,820     1            518,024          1.1%
19  BOC Health Care Inc.              102,128     1            515,748          1.1%
20  Saab Cars U.S.A. Inc.              50,000     2            486,851          1.0%
21  Sally Foster Inc.                 139,600     1            447,445          0.9%
22  Wang Laboratories Inc.             34,069     1            446,304          0.9%
23  Hussmann Corporation               85,200     1            440,484          0.9%
24  Burlington Air Express Inc.        71,400     2            437,040          0.9%
25  First Image Management Co.         89,612     1            411,319          0.9%
- -------------------------------------------------------------------------------------------
                                    3,386,562    50       $ 16,623,222         35.1%
- -------------------------------------------------------------------------------------------

   (1) Annualized cash base rent net of rental concessions, if any, based on leases in place for stabilized properties and in properties under development or in lease-up where tenants were paying rent as of June 30, 1996.
   (2) Scientific Atlanta accounced plans during the second quarter of 1996 to relocate over a period of several years certain facilities to a new, owned corporate campus. Based on scheduled lease termination dates and assuming the spaces were not re-leased, there would be no impact on the Company's funds from operations and net income in 1996 and less than a $0.01 per share impact in 1997.

                               LEASE EXPIRATIONS

The following tables show scheduled lease expirations for the Company's total property portfolio, for its industrial property portfolio and for its office portfolio, respectively, based on leases under which tenants were paying rent in both stabilized and pre-stabilized properties as of June 30, 1996, assuming no exercise of renewal options or termination rights, if any:

     -----------------------------------------------------------------------------------------------------------
                                                                                          % OF TOTAL
                       YEAR OF        SQUARE            % OF TOTAL      ANNUALIZED        ANNUALIZED
                      EXPIRATION       FEET            SQUARE FEET      BASE RENT/(1)/   BASE RENT/(1)/
     -----------------------------------------------------------------------------------------------------------
TOTAL PORTFOLIO
                        1996           411,242            4.4%         $ 2,813,527           5.6%
                        1997         1,564,107           16.7%           8,438,775          16.7%
                        1998         1,706,343           18.3%           8,231,215          16.3%
                        1999         1,005,497           10.8%           6,075,659          12.0%
                        2000         1,290,161           13.8%           7,657,600          15.1%
                        2001           451,390            4.8%           2,299,417           4.5%
                        2002           263,086            2.8%           3,013,527           6.0%
                        2003           289,912            3.1%           1,622,403           3.2%
                        2004           997,200           10.7%           3,826,667           7.6%
                        2005           625,184            6.7%           2,616,213           5.2%
                        2006           282,623            3.0%           1,236,598           2.4%
                        2007           162,651            1.7%           1,050,409           2.1%
                        2011           293,819            3.1%           1,703,541           3.4%
     -----------------------------------------------------------------------------------------------------------
                                     9,343,215/(2)/     100.0%         $50,585,551         100.0%
     -----------------------------------------------------------------------------------------------------------

INDUSTRIAL PROPERTIES
                        1996           352,436            4.0%         $ 2,007,602           4.7%
                        1997         1,475,763           16.8%           7,283,865          17.1%
                        1998         1,624,705           18.5%           7,103,270          16.7%
                        1999           968,341           11.0%           5, 556,536         13.0%
                        2000         1,182,172           13.5%           6,215,173          14.6%
                        2001           414,506            4.7%           1,837,836           4.3%
                        2002           133,194            1.5%           1,127,565           2.6%
                        2003           277,731            3.2%           1,429,943           3.4%
                        2004           982,200           11.2%           3,519,167           8.3%
                        2005           621,069            7.1%           2,559,426           6.0%
                        2006           279,933            3.2%           1,195,033           2.8%
                        2007           162,651            1.9%           1,050,409           2.5%
                        2011           293,819            3.4%           1,703,541           4.0%
     -----------------------------------------------------------------------------------------------------------
                                     8,768,520          100.0%         $42,589,366         100.0%
     -----------------------------------------------------------------------------------------------------------

                                             (Table continued on following page)

- -------------------------------------------------------------------------------
                                                                   % OF TOTAL
                 YEAR OF    SQUARE   % OF TOTAL   ANNUALIZED       ANNUALIZED
               EXPIRATION    FEET   SQUARE FEET  BASE RENT/(1)/  BASE RENT/(1)/
- ------------------------------------------------------------------------------

OFFICE PROPERTIES
                  1996      57,846     10.9%      $  793,925         10.5%
                  1997      88,344     16.7%       1,154,911         15.3%
                  1998      80,413     15.2%       1,113,858         14.7%
                  1999      35,512      6.7%         497,751          6.6%
                  2000      72,766     13.8%       1,158,881         15.3%
                  2001      36,884      7.0%         461,581          6.1%
                  2002     129,892     24.6%       1,885,962         24.9%
                  2003      12,181      2.3%         192,460          2.5%
                  2004      15,000      2.8%         307,500          4.1%
- ------------------------------------------------------------------------------
                           528,838    100.0%      $7,566,829        100.0%
- ------------------------------------------------------------------------------

  (1) Annualized base rent represents the annualized monthly base rental at the time of lease expiration.
  (2) The total square footage as of June 30, 1996, is comprised of 9,043,082 square feet of leases in stabilized properties, and 300,133 square feet of leases in properties under development or in lease-up where tenants are paying rent as of June 30, 1996.


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

PART II - OTHER INFORMATION
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual shareholders' meeting on May 21, 1996. The following directors were elected to three-year terms expiring in 1999:

                           Votes       Votes
                            For       Against   Abstain
                       ----------------------------------

Barrington H. Branch    8,546,839        -       41,900
Thomas D. Senkbeil      8,548,489        -       40,250


Five additional directors, A. Ray Weeks Jr., Forrest W. Robinson, George D. Busbee, Charles R. Eitel and William O. McCoy, continue to serve their existing terms through 1997 or 1998, as applicable.

Additionally, the shareholders of the Company approved an amendment to the Company's Incentive Stock Plan to increase the number of shares of common stock reserved for issuance under the Incentive Stock Plan to 1,000,000. The amendment was approved with 5,316,800 votes for the amendment, 3,266,448 votes against the amendment and 15,491 shares abstaining.

No other matters were submitted to a vote of the shareholders at the annual meeting.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits

             10.1 - Second Amendment to the Amended and Restated Revolving
                    Credit Agreement dated July 1, 1996, by and among Wachovia Bank of Georgia N.A., and Weeks Realty L.P., Weeks Construction Services Inc., Weeks Realty Services Inc., Weeks Development Partnership and Weeks Financing Limited Partnership, as borrowers, and Weeks Corporation and Weeks Realty L.P., as guarantors.


             11.1 - Computation of earnings per share.

             27.1 - Financial data schedule

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended June 30, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            WEEKS CORPORATION
                                            ---------------------------
                                            (Registrant)



August 12, 1996                             /s/ A. Ray Weeks, Jr.
                                            ---------------------------
                                            A. Ray Weeks, Jr.
                                            Chairman of the Board and
                                            Chief Executive Officer



August 12, 1996                             /s/ David P. Stockert
                                            ---------------------------
                                            David P. Stockert
                                            Senior Vice President and
                                            Chief Financial Officer

                                 EXHIBIT INDEX

 Exhibit                                                        Page
   No.                        Description                      Number
- ---------------------------------------------------------------------

  10.1      Second Amendment to the Amended and Restated
            Revolving Credit Agreement dated July 1, 1996, by and among Wachovia Bank of Georgia, N.A., and Weeks Realty L.P., Weeks Construction Services
            Inc., Weeks Realty Services Inc., Weeks
            Development Partnership and Weeks Financing
            Partnership, as borrowers, and Weeks Corporation and Weeks Realty L.P., as guarantors.

  11.1      Computation of earnings per share.

  27        Article 5 Financial Data Schedule
