Form 10-Q
period 1996-09-30
WEEKS CORP
filed 1996-11-14
CIK 925558

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

            For the Transition Period from __________ to __________

                         Commission File No. 011-13254
                                             ---------

                               WEEKS CORPORATION
             (Exact name of Registrant as specified in its Charter)


        Georgia                                       58-1525322
--------------------------                            ----------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date (13,756,643 shares of common stock outstanding as of November 13, 1996)

INDEX                                                                    PAGE
-----------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS
            Consolidated Condensed Balance Sheets
            at September 30, 1996 and December 31, 1995.................   3

            Consolidated Condensed Statements of Operations
            for the three and nine months ended September 30,
            1996 and 1995...............................................   4

            Consolidated Condensed Statements of Cash Flows
            for the nine months ended September 30, 1996 and 1995.......   5

            Notes to Consolidated Condensed Financial
            Statements..................................................   6

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............  15

PART II.  OTHER INFORMATION

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................  30


SIGNATURES..............................................................  31

PART I - FINANCIAL INFORMATIONPART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                               WEEKS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------
                                                                               September 30,   December 31,
(Unaudited; in thousands, except per share amounts)                                 1996          1995
-----------------------------------------------------------------------------------------------------------
ASSETS
Real Estate Assets
  Land                                                                            $ 48,740       $ 40,100
  Buildings and improvements                                                       312,382        253,414
  Accumulated depreciation                                                         (37,958)       (29,889)
-----------------------------------------------------------------------------------------------------------
     Operating real estate assets                                                  323,164        263,625
-----------------------------------------------------------------------------------------------------------
  Developments in progress                                                          32,276         21,448
  Land held for future development                                                   4,323          4,801
-----------------------------------------------------------------------------------------------------------
     Net real estate assets                                                        359,763        289,874
-----------------------------------------------------------------------------------------------------------
Real estate development loans                                                        7,521          1,309
Cash and cash equivalents                                                               48            982
Direct financing lease, net                                                          5,162          5,229
Deferred costs, net                                                                  9,929          9,457
Investments in and notes receivable
  from unconsolidated subsidiaries                                                   7,668          7,751
Receivables and other assets                                                         6,534          5,839
-----------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                 $396,625       $320,441
-----------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable                                                            $112,662       $113,022
Bank Credit Facility borrowings                                                    112,905         34,283
Accounts payable and accrued expenses                                                9,383          7,783
Other liabilities                                                                    2,660          1,741
-----------------------------------------------------------------------------------------------------------
     Total liabilities                                                             237,610        156,829
-----------------------------------------------------------------------------------------------------------
Minority Interests in Operating Partnership                                         29,706         30,663
-----------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Shareholders' equity
  Common Stock, $0.01 par value; 100,000,000 shares
     authorized; 11,182,275 and 11,155,704 shares issued and
     outstanding at September 30, 1996 and December 31, 1995,
     respectively                                                                      112            112
  Preferred Stock, $0.01 par value; 20,000,000 shares
     authorized; none issued                                                            --             --
  Additional paid-in capital                                                       191,779        191,259
  Accumulated deficit                                                              (62,582)       (58,422)
-----------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                    129,309        132,949
-----------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $396,625       $320,441
-----------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated condensed balance sheets.

                               WEEKS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

---------------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months    Three Months      Nine Months      Nine Months
                                                                     Ended            Ended            Ended            Ended
(Unaudited; in thousands, except per share amounts)              Sept. 30, 1996   Sept. 30, 1995   Sept. 30, 1996   Sept. 30, 1995
---------------------------------------------------------------------------------------------------------------------------------
REVENUE
  Rental income                                                         $12,193          $ 8,173          $34,136          $20,867
  Tenant reimbursements                                                   1,057              731            3,064            1,850
  Direct financing lease                                                    192              194              576              582
  Other                                                                     113               88              287              416
---------------------------------------------------------------------------------------------------------------------------------
                                                                         13,555            9,186           38,063           23,715
---------------------------------------------------------------------------------------------------------------------------------
EXPENSES
  Property operating and maintenance                                      1,589              990            4,276            2,578
  Real estate taxes                                                       1,135              832            3,288            2,023
  Depreciation and amortization                                           3,416            2,063            9,416            5,304
  Interest                                                                3,202            2,549            8,157            5,422
  Amortization of deferred financing costs                                  221              182              642              508
  General and administrative                                                760              456            2,174            1,205
---------------------------------------------------------------------------------------------------------------------------------
                                                                         10,323            7,072           27,953           17,040
---------------------------------------------------------------------------------------------------------------------------------
Operating income                                                          3,232            2,114           10,110            6,675
  Interest income                                                           123               81              321              239
  Equity in earnings of unconsolidated
     subsidiaries                                                           376              348              919            1,218
---------------------------------------------------------------------------------------------------------------------------------
Income before minority interests                                          3,731            2,543           11,350            8,132
  Minority interests                                                       (698)            (642)          (2,124)          (2,053)
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                              $ 3,033          $ 1,901          $ 9,226          $ 6,079
---------------------------------------------------------------------------------------------------------------------------------
NET INCOME PER SHARE                                                      $0.27            $0.25            $0.83            $0.79
---------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                                      11,174            7,675           11,162            7,675
---------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated condensed financial statements.

                               WEEKS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------
                                                                            Nine Months      Nine Months
                                                                               Ended            Ended
(Unaudited; in thousands)                                                  Sept. 30, 1996   Sept. 30, 1995
------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                       $  9,226         $  6,079
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Minority interests                                                                2,124            2,053
  Depreciation and amortization                                                     9,416            5,304
  Amortization of deferred financing costs                                            642              508
  Income from direct financing lease                                                 (576)            (582)
  Straight-line rent revenue                                                         (326)             114
Net change in:
  Receivables and other assets                                                       (480)          (1,548)
  Deferred costs                                                                   (1,502)          (1,585)
  Accounts payable and accrued expenses                                             2,971            1,984
  Other liabilities                                                                   919              948
------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          22,414           13,275
------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property acquisition, development and construction                                (79,369)         (80,391)
Real estate development loans                                                      (6,212)          (1,134)
Notes receivable and deposits                                                          --           (4,540)
Notes receivable collections                                                           18            1,466
Payments received on direct financing lease                                           643              616
------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                             (84,920)         (83,983)
------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Line of credit proceeds (repayments), net                                          78,622           74,290
Stock option and dividend reinvestment plan proceeds                                  520               --
Proceeds from mortgage notes payable                                                   --            5,200
Payments of mortgage notes payable                                                   (360)          (3,484)
Deferred financing costs                                                             (743)             (70)
Dividends to shareholders                                                         (13,386)          (8,635)
Distributions to minority interests                                                (3,081)          (2,917)
------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          61,572           64,384
------------------------------------------------------------------------------------------------------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                (934)          (6,324)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        982            6,334
------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $     48         $     10
------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company's 1995 property acquisitions included the assumption of mortgage notes payable of $39,511,000.

The accompanying notes are an integral part of these consolidated condensed financial statements.

                               WEEKS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  THE COMPANY

Weeks Corporation and its subsidiaries own, operate, develop, construct, acquire and manage industrial and suburban office buildings in Atlanta, Georgia and the southeastern United States. As used herein, the term "Company" includes Weeks Corporation and its subsidiaries, including Weeks Realty, L.P. (the "Operating Partnership"), unless the context indicates otherwise. The Company, through its subsidiaries, Weeks GP Holdings, Inc. ("Weeks GP") and Weeks LP Holdings, Inc. ("Weeks LP"), is the general partner and owns a majority interest in the Operating Partnership which, including the operations of its subsidiaries, conducts substantially all of the on-going operations of the Company. The Company has elected to qualify and operate as a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company will not generally be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code relating to the composition of its income and assets, including the requirement to distribute 95% of its taxable income to its shareholders.

As of September 30, 1996, the Company had outstanding 11,182,275 shares of common stock and owned the same number of units of partnership interest in the Operating Partnership ("Units"), and the Company's ownership interest in the Operating Partnership was 81.3%. Units held by persons other than the Company totaled 2,567,470 as of September 30, 1996, and represented an 18.7% minority interest in the Operating Partnership. Units representing the 18.7% minority interest in the Operating Partnership are convertible by their holders into shares of common stock on a one-for-one basis, or into cash, at the Company's option. The Company's weighted average ownership interest in the Operating Partnership was 81.3% for the nine months ended September 30, 1996 and 74.75% for the nine months ended September 30, 1995.

As of November 13, 1996, subsequent to the equity offering described in Note 5 to the consolidated condensed financial statements and the NWI acquisition discussed in Note 8 to the consolidated condensed financial statements, the Company had outstanding 13,756,643 shares of common stock and owned the same number of Units, and the Company's ownership interest in the Operating Partnership was 78.9%. Units held by persons other than the Company totaled 3,668,222 at November 13, 1996, and represented a 21.1% minority interest in the Operating Partnership.

The Company conducts its third-party service businesses through two subsidiaries (the "Subsidiaries"): Weeks Realty Services, Inc. (third-party landscape, property management and leasing services) and Weeks Construction Services, Inc. (third-party construction services). The Company holds 100% of the nonvoting and 1% of the voting common stock of the Subsidiaries. The remaining voting common stock is held by three executive officers of the Company. The ownership of the common stock of the Subsidiaries entitles the Company to substantially all (99%) of the economic benefits from the results of the Subsidiaries' operations.

As of September 30, 1996, the Company owned and operated 143 industrial properties, ten suburban office properties and three retail properties comprising approximately 10.4 million square feet located primarily in the metropolitan Atlanta, Georgia, area. In addition, 13 industrial and suburban office properties and 2 property expansions were under development or in lease-up comprising an additional approximately 1.7 million square feet.

2.  BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements include the consolidated condensed financial position of the Company and its subsidiaries at September 30, 1996, and December 31, 1995, their results of operations for the three and nine months ended September 30, 1996 and 1995, and their cash flows for the nine months ended September 30, 1996 and 1995, respectively. The operating results of the Subsidiaries are reflected in the accompanying financial statements on the equity method of accounting as discussed below. All significant intercompany balances and transactions have been eliminated in the consolidated condensed financial statements. Certain prior year amounts have been reclassified to conform to the 1996 presentation.

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

INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

In September 1995, the Emerging Issues Task Force ("EITF") reached a consensus opinion in EITF Issue No. 95-6, "Accounting by a Real Estate Investment Trust for an Investment in a Service Corporation," requiring the Company to change its method of accounting, previously the cost method, for the Subsidiaries. In accordance with the revised guidelines and effective with its December 31, 1995, consolidated financial statements, the Company changed its method of accounting for the Subsidiaries to the equity method. The impact of this change on the Company's results of operations for the three and nine months ended September 30, 1995, was not material. As a result, the consolidated condensed financial statements of the Company for these periods were not restated.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 1995, SFAS 123, "Accounting for Stock-Based Compensation" was issued requiring the Company either to continue its current generally accepted accounting for stock-based compensation under the intrinsic value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25 or elect the fair value-based method of accounting prescribed by SFAS 123. Additionally, SFAS 123, when implemented, will require additional footnote disclosures, including pro forma net income and earnings per share under the provisions of SFAS 123. The Company continues to account for stock-based compensation under APB No. 25 and will implement the disclosure requirements of SFAS 123 in its December 31, 1996, financial statements, the effective implementation date for the Company.

3.   BANK CREDIT FACILITY AND MORTGAGE NOTES PAYABLE

Effective September 25, 1996 the Operating Partnership, the Subsidiaries and Weeks Development Partnership (Note 4), as co-borrowers, entered into a new $175 million syndicated revolving credit facility (the "Credit Facility") with four banks. The Credit Facility is unsecured and can be used for development and construction, acquisitions and general corporate purposes. Each co-borrower is liable for its own borrowing; however, the entire Credit Facility is guaranteed by the Company. Additionally, the Company and the co-borrowers are required to meet certain financial and non-financial covenants including a restriction on the amount of dividends and distributions to not more than 95% of "Funds from Operations," a REIT industry measure of operating performance, unless the additional amounts are necessary to maintain the Company's REIT status under the Code. The Credit Facility matures on December 31, 1999, and may be renewed annually through December 31, 2002, subject to an annual renewal fee of 0.125%. The Credit Facility replaced the Company's existing $120 million single-bank revolving line of credit.

The Credit Facility provides for advances of up to $175 million, subject to certain covenants, including those governing the Company's total leverage, fixed charge coverage and maximum unsecured borrowings. Maximum available advances, governed by the existing covenants, currently total $175 million. As of September 30, 1996, the Credit Facility borrowings are detailed as follows (in thousands):

            --------------------------------------------
            BORROWER                             AMOUNT
            --------------------------------------------
            Operating Partnership.............  $112,905
            Weeks Development Partnership.....     5,335
            Weeks Realty Services, Inc........     1,810
            Weeks Construction Services, Inc..        --
            --------------------------------------------
                                                $120,050
            --------------------------------------------


Interest under the Credit Facility is payable monthly at bank prime minus 0.25% or at LIBOR plus 1.35% at the election of the co-borrowers. The weighted average interest rate on Credit Facility borrowings was 6.85% at September 30, 1996. Fees on the unused portion of the Credit Facility are 0.20% payable quarterly.

Interest paid, net of amounts capitalized, totaled $8,120,000 and $4,917,000 for the nine months ended September 30, 1996 and 1995, respectively. Interest costs capitalized totaled $635,000 and $285,000 for the three months ended and $1,563,000 and $746,000 for the nine months ended September 30, 1996 and 1995, respectively.

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

In addition to borrowings under the Credit Facility, letters of credit totaling $1,518,000 at September 30, 1996, were issued to third parties.

Mortgage notes payable at September 30, 1996, and December 31, 1995, consist of the following (in thousands):

----------------------------------------------------------------------------------
                                                       SEPTEMBER 30,  DECEMBER 31,
                                                           1996           1995
----------------------------------------------------------------------------------
Mortgage note, interest payable monthly at 7.13%,
due in 1999/(a)/.....................................       $ 38,000      $ 38,000
Three mortgage notes, interest payable monthly at
7.75%, due in 1998...................................         31,170        31,170
Mortgage note, interest payable monthly at 7.625%,
due in 2000..........................................         10,300        10,300
Mortgage note, principal and interest payable
monthly at 6.71%, due in 2001........................          6,974         7,040
Mortgage note, interest payable monthly at 8.2%
to 1999, principal and interest payable monthly
at 8.2% to 2002.....................................           5,200         5,200
Industrial revenue bond financing, interest
payable quarterly, due in 2004/(b)/..................          5,140         5,140
Two mortgage notes, interest payable monthly
at 7.75% to 1998 and 8.0% to 2001, due in 2001/(a)/..          4,400         4,400
Mortgage note, principal and interest payable
monthly at 9.5%, due in 2005.........................          4,229         4,391
Mortgage note, principal and interest payable
monthly at 8.3%, due in 1998.........................          3,439         3,480
Two mortgage notes, principal and interest
payable monthly at 8.42%, due in 1999................          3,095         3,152
Industrial revenue bond financing, principal and
interest due monthly through 2010/(c)/...............            715           749
----------------------------------------------------------------------------------
                                                            $112,662      $113,022
----------------------------------------------------------------------------------

   (a) Mortgage notes are partially or fully guaranteed by certain Company officers and Unitholders.
   (b) In January 1996, the industrial revenue bonds were refunded through the issuance of new tax-exempt adjustable rate industrial revenue bonds. Interest is payable at rates equivalent to short term tax exempt Aa2 rated securities (3.9% at September 30, 1996). The bonds are supported by a letter of credit issued by a bank in the amount of $5,345,000. Certain of the Company's properties secure its obligations under the letter of credit.
   (c) Interest rate is 78% of the prime rate (6.45% at September 30, 1996).

Scheduled maturities of mortgage notes payable at September 30, 1996, are summarized as follows (in thousands):

             ----------------------------------------------
                       YEAR                     AMOUNT
             ----------------------------------------------
                       Remainder of 1996....  $    124
                       1997.................       524
                       1998.................    35,037
                       1999.................    41,363
                       2000.................    10,833
                       2001 and thereafter..    24,781
             ----------------------------------------------
                                              $112,662
             ----------------------------------------------

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

The following information summarizes the financial position, results of operations and cash flows of the Subsidiaries and Weeks Development on a combined basis (in thousands):

------------------------------------------------------------------------
                                            SEPTEMBER 30,   DECEMBER 31,
FINANCIAL POSITION                              1996           1995
------------------------------------------------------------------------
   ASSETS
   Real estate assets....................... $10,880         $ 7,012
   Investments in real estate partnerships
      and joint ventures....................   3,040           3,417
   Receivables and other assets.............  13,243          10,892
------------------------------------------------------------------------
                                             $27,163         $21,321
------------------------------------------------------------------------
   LIABILITIES AND EQUITY
   Notes payable to the Company............. $10,921         $10,939
   Bank credit facility borrowings..........   7,145           4,237
   Other borrowings.........................   1,268           1,828
   Other liabilities........................  11,086           7,505
   Total equity.............................  (3,257)         (3,188)
------------------------------------------------------------------------
                                             $27,163         $21,321
------------------------------------------------------------------------

At September 30, 1996, the Company's investment in and notes receivable from the Subsidiaries totaling $7,668,000 includes notes receivable from the Subsidiaries of $10,921,000 and the Company's investment in the Subsidiaries of ($3,253,000).

--------------------------------------------------------------------------------------------------------
                                          THREE MONTHS    THREE MONTHS    NINE MONTHS      NINE MONTHS
                                             ENDED           ENDED           ENDED            ENDED
RESULTS OF OPERATIONS                    SEPT. 30, 1996  SEPT. 30, 1995  SEPT. 30, 1996   SEPT. 30, 1995
--------------------------------------------------------------------------------------------------------
REVENUE
Construction and development fees...          $  783          $  488         $ 1,638          $ 1,265
Landscape...........................           1,454           1,124           3,832            2,732
Property management fees............              32             111             138              419
Commissions.........................              96             176             174              467
Other...............................              81              29             223              129
--------------------------------------------------------------------------------------------------------
                                               2,446           1,928           6,005            5,012
--------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Materials and labor.................           1,300             980           3,222            2,316
Interest expense - Company..........             329             335             986            1,021
Interest expense - other............              62              89             277              155
General and administrative..........             343             469             998            1,262
Other...............................             378              60             608              194
--------------------------------------------------------------------------------------------------------
                                               2,412           1,933           6,091            4,948
--------------------------------------------------------------------------------------------------------
Equity in earnings of partnerships
   and joint ventures...............              13              18              18              135
--------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)...................          $   47          $   13         $   (68)         $   199
--------------------------------------------------------------------------------------------------------
Net income (loss) attributable
   to Company.......................          $   47          $   13         $   (67)         $   197
Interest expense to Company.........             329             335             986            1,021
--------------------------------------------------------------------------------------------------------
Equity in earnings of Subsidiaries..          $  376          $  348         $   919          $ 1,218
--------------------------------------------------------------------------------------------------------
Distributions and interest paid to
Company.............................          $1,313          $1,326         $ 1,313          $ 1,510
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
                                                                           NINE MONTHS     NINE MONTHS
                                                                               ENDED           ENDED
CASH FLOWS                                                                SEPT. 30, 1996  SEPT. 30, 1995
--------------------------------------------------------------------------------------------------------
Operating activities................                                         $ 4,654          $   871
Investing activities................                                          (3,976)          (1,527)
Financing activities................                                           1,018              258
--------------------------------------------------------------------------------------------------------

Third-party service revenues detailed above include development and construction fees, landscaping fees and lease commissions from affiliated partnerships and joint ventures totaling $349,000, $67,000 and $7,000, respectively, for the three months ended September 30, 1996, and $59,000, $98,000 and $85,000, respectively, for the three months ended September 30, 1995. The development and construction fees, landscaping fees and lease commissions from affiliated entities totaled $484,000, $195,000 and $94,000, respectively, for the nine months ended September 30, 1996, and $313,000, $248,000 and $169,000,
respectively, for the nine months ended September 30, 1995.

5.  SHAREHOLDERS' EQUITY

On November 13, 1996, the Company completed a public offering of 2,573,333 shares of common stock, including a 323,333 share underwriters' over-allotment option, and received net proceeds of approximately $68.5 million. The proceeds were used to reduce the Company's outstanding Credit Facility borrowings (Note
3).

The Company declared and paid quarterly dividends relating to the second quarter of 1996 of $4,462,000 or $0.40 per share during the three months ended September 30, 1996. Additionally, the minority Unitholders in the Operating Partnership received cash distributions totaling $1,027,000 or $0.40 per Unit during the three months ended September 30, 1996. In October 1996, the Company declared and paid quarterly dividends and made distributions relating to the third quarter of 1996 of $4,473,000 or $0.40 per share and $1,027,000 or $0.40 per
Unit, respectively.

6.  NET INCOME PER SHARE

Net income per share is calculated using the weighted average number of common shares outstanding of 11,174,000 and 7,675,000 for the three months ended and 11,162,000 and 7,675,000 for nine months ended September 30, 1996 and 1995, respectively. The impact of outstanding stock options was not dilutive in 1996 or 1995. An assumed conversion of Units into common stock would not affect net income per share.

7.  DEVELOPMENT LOANS

As part of certain joint development agreements entered into with third parties executed in conjunction with the Company's 1995 acquisition activity, and upon the approval of joint development projects, the Company may lend funds on a secured basis to develop and construct certain properties and can be required by its development partners to acquire the properties upon their completion based on the terms specified in the development agreements, generally at prices equal to the greater of capitalized costs or the property's net operating income capitalized at specified capitalization rates, as defined. As of September 30, 1996, the Company has funded $5,735,000 under development loan agreements relating to three industrial buildings under development in Atlanta, Georgia. Total loan commitments from the Company for the three approved projects are approximately $11,600,000. Loans under these agreements are secured by the industrial buildings under development, bear interest at rates ranging from LIBOR plus 2.35% to LIBOR plus 2.50%, and mature from August 1998 to March 1999.

Additionally, at September 30, 1996, the Company has a real estate development loan to an affiliated joint venture with an outstanding balance of $1,786,000 ($1,309,000 at December 31, 1995). The total loan commitment is $2,360,000 and the loan is secured by a multi-tenant industrial building under development. Interest accrues at 9% payable monthly and the loan matures in March 1998. The Company has an option to acquire the property upon substantial lease-up of the building.

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

On November 1, 1996, the Company completed the first phase of its announced acquisition of a 2.2 million square foot, 23 building industrial portfolio located in Nashville, Tennessee, owned and managed by NWI Warehouse Group, L.P. and its affiliates ("NWI"). The completed phase of the transaction was comprised of the acquisition of 17 industrial buildings and the combination of NWI's business operations, management and employees with those of the Company for aggregate acquisition consideration of approximately $71.0, including closing costs and acquisition expenses. The acquisition consideration was comprised of the assumption of $42.0 million of mortgage debt, the issuance of $27.5 million of Units in the Operating Partnership (at a price of $25.00 per unit, representing the average per share trading price of the Company's common stock for the 20 trading days immediately preceding the date on which the parties signed the letter of intent relating to the acquisition) and the funding of closing costs and acquisition expenses through Credit Facility borrowings. The remaining phases of the transaction will include the staged acquisitions of six development properties over an approximately 17 month period and the staged acquisition of 147 acres of undeveloped land over an approximately six year period. The acquisition consideration for the remaining assets to be acquired is expected to total approximately $52.1 million (subject to adjustment for actual operating results for certain development properties to be acquired).

On August 12, 1996, the Company announced that it had agreed to acquire a 2.1 million square foot, 29 building industrial and suburban office portfolio in the Raleigh-Durham-Chapel Hill area of North Carolina, owned and managed by Lichtin Properties, Inc. and its affiliates ("Lichtin"). As part of the agreement, Lichtin will also combine its business operations, management and employees with those of the Company. The acquisition consideration is currently expected to total approximately $164 million (subject to adjustment for actual operating results for certain properties to be acquired), comprised of the issuance of approximately $40.6 million of Units, $10 million of cash and the assumption of approximately $113.4 million of indebtedness. In addition, closing costs and acquisition expenses are expected to total approximately $1.2 million. The transaction will encompass multiple closings including an initial closing (currently expected to occur in December 1996, or January 1997) involving the acquisition of 19 buildings, and the combination of Lichtin's business operations, management and employees with those of the Company, for aggregate consideration of approximately $102.7 million, and the acquisition for $1 million of options to acquire 176 acres of land. Staged acquisitions of 10 completed and under development properties are then expected to occur over the ensuing two to four year period and the staged acquisition of 97 acres of undeveloped land is expected to occur over an ensuing four year period. Consummation of the transaction is subject to the completion of remaining due diligence, the execution of definitive agreements, the consent of lenders, the final approval of the Board of Directors of the Company and the partners and shareholders of Lichtin and certain other closing conditions.

PART 1 -- FINANCIAL INFORMATION
ITEM 2 -- MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

RESULTS OF OPERATIONS
Operating information relating to the Company's properties for the three and nine months ended September 30, 1996 and 1995, respectively, is summarized below (in thousands):

-------------------------------------------------------------------------------------------------------------------
                                    THREE MONTHS    THREE MONTHS             NINE MONTHS     NINE MONTHS
                                       ENDED           ENDED          %         ENDED           ENDED          %
                                   SEPT. 30, 1996  SEPT. 30, 1995  CHANGE   SEPT. 30, 1996  SEPT. 30, 1995  CHANGE
-------------------------------------------------------------------------------------------------------------------
Rental income                           $12,193          $8,173    49.2%         $34,136         $20,867    63.6%
Tenant reimbursements                     1,057             731    44.6%           3,064           1,850    65.6%
-------------------------------------------------------------------------------------------------------------------
Property operating revenues             $13,250          $8,904    48.8%         $37,200         $22,717    63.8%
-------------------------------------------------------------------------------------------------------------------
Operating and maintenance
 expenses                               $ 1,589          $  990    61.4%         $ 4,276         $ 2,578    65.9%
Real estate taxes                         1,135             832    36.4%           3,288           2,023    62.5%
Depreciation and amortization             3,416           2,063    65.6%           9,416           5,304    77.5%
-------------------------------------------------------------------------------------------------------------------
Property operating expenses             $ 6,140          $3,885    58.0%         $16,980         $ 9,905    71.4%
-------------------------------------------------------------------------------------------------------------------

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

COMPARISON OF OPERATING RESULTS FOR THREE MONTHS ENDED SEPTEMBER 30, 1996, TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

Property operating revenues (rental revenue plus tenant reimbursements) increased $4,346,000 or 48.8% between periods. Of this increase, $2,976,000 was attributable to acquisition properties totaling 3,325,000 square feet, and $699,000 was attributable to the stabilization of 14 development properties and two property expansions totaling 1,695,000 square feet. The remainder of the increase of $671,000 was attributable to increased property operating revenues from core properties, which totaled 5,332,000 square feet. Core properties operating revenues increased by $87,000 between quarters resulting from occupancy changes at six buildings comprising 541,000 square feet. The remaining core properties operating revenue increase of $584,000 was due primarily to net rental rate increases between periods. The core properties operating revenue increase due to occupancy changes resulted from the re-leasing of four buildings totaling 464,000 square feet, two of which were vacated in the first quarter of 1995 by Matsushita Electric Corporation (Panasonic) totaling 344,000 square feet, which contributed an additional $187,000 to core properties operating revenues between periods. This was offset by vacancies at two other industrial buildings during the third quarter of 1996 totaling 77,000 square feet which resulted in lower property operating revenues of $100,000.

Property operating expenses increased $2,255,000 or 58.0% between periods. Of the increase, $1,596,000 was attributable to the addition of the acquisition properties and $303,000 was attributable to the stabilization of the development properties discussed above. The remaining increase of $356,000 was attributable to core properties. Core properties operating expenses increased $45,000 ($21,000 excluding depreciation and amortization) relating to the six buildings with occupancy changes discussed above and $311,000 ($187,000 excluding depreciation and amortization) for other core properties. The $187,000 increase in other core properties operating expenses, excluding depreciation and amortization, is due primarily to higher repairs and maintenance and security expenses.

Interest expense increased by $653,000 or 25.6% from $2,549,000 for the three months ended September 30, 1995, to $3,202,000 for the three months ended September 30, 1996, as a result of increased mortgage interest of $327,000 due primarily to mortgage debt assumed in conjunction with the Company's 1995 property acquisitions, and increased Credit Facility interest of $326,000 in the third quarter of 1996. Interest expense of $3,202,000 in the third quarter of 1996 consisted of mortgage interest of $2,083,000 and Credit Facility interest of $1,119,000.

Amortization of deferred financing costs increased $39,000 or 21.4% from $182,000 for the three months ended September 30, 1995, to $221,000 for the three months ended September 30, 1996, due primarily to the amortization of deferred financing costs associated with the $5.1 million industrial revenue bond refinancing in the first quarter of 1996 and costs associated with increasing the availability under the Credit Facility beginning in the third quarter of 1995.

Company general and administrative expenses increased by $304,000 or 66.7% from $456,000 for the three months ended September 30, 1995, to $760,000 for the three months ended September 30, 1996, due primarily to increased accounting and administrative personnel and related costs associated with the Company's growth, and a shift in certain general and administrative expenses relating to properties which were fee-managed by the Subsidiaries in 1995, but which were subsequently acquired and are owned by the Company in 1996. As a percentage of total revenue, general and administrative expenses have increased from 5.0% in 1995 to 5.6% in 1996 due primarily to the shift in general and administrative expenses from the Subsidiaries to the Company discussed previously. General and administrative expenses of the Company when combined with the general and administrative expenses of the Subsidiaries increased $178,000 or 19.2% from $925,000 in 1995 to $1,103,000 in 1996 for the same reasons discussed above having to do with the Company's growth. As a percentage of the combined revenues of the Company and the Subsidiaries, the combined general and administrative expenses of the Company and the Subsidiaries decreased from 8.3% in 1995 to 6.9% in 1996.

Interest income for the three months ended September 30, 1996, consists primarily of interest earned under the development loan arrangements discussed more fully in Note 7 to the consolidated condensed financial statements. For the three months ended September 30, 1995, interest income represented $64,000 earned under a short-term note arrangement made in conjunction with a 1995 property acquisition, and $17,000 earned under the development loan arrangements discussed in Note 7 to the consoldiated condensed financial statements.

Equity in earnings of the Subsidiaries of $376,000 and $348,000 for the three months ended September 30, 1996 and 1995, respectively, represents the Company's 99% economic interest in the earnings of the Subsidiaries after the elimination of interest expense to the Company (see Note 4 to the consolidated condensed financial statements). Changes in the Subsidiaries' third-party operations between periods are discussed below. As discussed below, during 1995, the Company acquired 37 properties which the Subsidiaries previously managed. Additionally, the Subsidiaries provided other third-party services, such as landscape maintenance, leasing and tenant interior work for these managed properties. Due to the acquisition of these properties by the Company, the Subsidiaries' third-party service revenues associated with these properties ceased. The impact, if any, between periods is discussed below.

Construction and development fees increased $295,000 or 60.5% from $488,000 for the three months ended September 30, 1995, to $783,000 for the three months ended September 30, 1996. This increase was due to higher fees from both general construction contracting jobs and tenant interior work jobs reflecting increased work volumes in 1996 compared to 1995.

Landscape revenue increased $330,000 or 29.4% from $1,124,000 for the three months ended September 30, 1995, to $1,454,000 for the three months ended September 30, 1996, due to an increase in landscape installation revenue of approximately $247,000 resulting from more landscape installation jobs in progress in the third quarter of 1996 compared to 1995, with the remaining increase due to the growth in the number of landscape maintenance contracts between periods.

Property management fees decreased $79,000 or 71.2% from $111,000 for the three months ended September 30, 1995, to $32,000 for the three months ended September 30, 1996, due primarily to the reduction in the size of the third-party management portfolio resulting from the 1995 acquisitions by the Company of 37 properties previously managed by the Subsidiaries.

Commission income decreased $80,000 or 45.5% from $176,000 for the three months ended September 30, 1995, to $96,000 for the three months ended September 30, 1996, due primarily to reduced land sales commissions in the third quarter of 1996 due to the timing of brokered land sales transactions between periods.

Labor and materials costs increased by $320,000 or 32.7% from $980,000 for the three months ended September 30, 1995, to $1,300,000 for the three months ended September 30, 1996, due primarily to increased costs associated with higher landscape installation volume and higher landscape maintenance volumes in 1996 as discussed above.

COMPARISON OF OPERATING RESULTS FOR NINE MONTHS ENDED SEPTEMBER 30, 1996, TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Property operating revenues (rental revenue plus tenant reimbursements) increased $14,483,000 or 63.8% between periods. Of this increase, $10,239,000 was attributable to the addition of 64 acquisition properties in 1995 and the first nine months of 1996 totaling 3,325,000 square feet and $2,519,000 was attributable to the stabilization of 14 development properties and two property expansions in 1995 and the first nine months of 1996 totaling 1,695,000 square feet. The remainder of the increase of $1,725,000 was attributable to increased property operating revenues from core properties, which totaled 5,332,000 square feet. Core properties operating revenues increased by $387,000 between periods resulting from occupancy changes at six buildings comprising 541,000 square feet. The remaining core properties operating revenue increase of $1,338,000 was due primarily to net rental rate increases between periods. The core properties operating revenue increase due to occupancy changes resulted from the re-leasing of two buildings vacated in the first quarter of 1995 by Matsushita Electric Corporation (Panasonic) totaling 344,000 square feet which contributed an additional $889,000 to core properties operating revenues between periods. This was offset by vacancies at four other industrial buildings during portions of the first nine months of 1996 totaling 197,000 square feet which resulted in lower property operating revenues of $502,000.

Property operating expenses increased $7,075,000 or 71.4% between periods. Of the increase, $4,729,000 was attributable to the addition of the acquisition properties and $920,000 was attributable to the stabilization of the development properties discussed above. The remaining increase of $1,426,000 was attributable to core properties. Core properties operating expenses increased $363,000 ($167,000 excluding depreciation and amortization) relating to the six buildings with occupancy changes discussed above and $1,063,000 ($437,000 excluding depreciation and amortization) for other core properties. The $437,000 increase in other core properties operating expenses, excluding depreciation and amortization, is due primarily to higher repairs and maintenance and security expenses and somewhat higher estimated real estate tax accruals between periods.

Interest expense increased by $2,735,000 or 50.4% from $5,422,000 for the nine months ended September 30, 1995, to $8,157,000 for the nine months ended September 30, 1996, as a result of increased mortgage interest of $1,765,000 due primarily to mortgage debt assumed in conjunction with the Company's 1995 property acquisitions and increased Credit Facility interest of $970,000 in the first nine months of 1996. Interest expense of $8,157,000 in the first nine months of 1996 consisted of mortgage interest of $6,268,000 and Credit Facility interest of $1,889,000.

Amortization of deferred financing costs increased $134,000 or 26.4% from $508,000 for the nine months ended September 30, 1995, to $642,000 for the nine months ended September 30, 1996, due primarily to the amortization of deferred financing costs associated with the $5.1 million industrial revenue bond refinancing in the first quarter of 1996 and costs associated with increasing the availability under the Credit Facility beginning in the third quarter of 1995.

Company general and administrative expenses increased by $969,000 or 80.4% from $1,205,000 for the nine months ended September 30, 1995, to $2,174,000 for the nine months ended September 30, 1996, due primarily to increased accounting and administrative personnel and related costs associated with the Company's growth, and a shift in certain general and administrative expenses relating to properties which were fee-managed by the Subsidiaries in 1995, but which were subsequently acquired and are owned by the Company in 1996. As a percentage of total revenue, general and administrative expenses increased from 5.1% in 1995 to 5.7% in 1996, due primarily to the shift in general and administrative expenses from the Subsidiaries to the Company discussed previously. General and administrative expenses of the Company when combined with the general and administrative expenses of the Subsidiaries increased $705,000 or 28.6% from $2,467,000 in 1995 to $3,172,000 in 1996 for the same reasons discussed above having to do with the Company's growth. As a percentage of the combined revenues of the Company and the Subsidiaries, the combined general and administrative expenses of the Company and the Subsidiaires decreased from 8.6% in 1995 to 7.2% in 1996.

Interest income for the nine months ended September 30, 1996, consists primarily of interest earned under the development loan arrangements discussed more fully in Note 7 to the consolidated condensed financial statements. For the nine months ended September 30, 1995, interest income represented $174,000 earned under a short-term note arrangement, made in conjunction with a 1995 property acquisition, $17,000 earned under the development loan arrangements discussed herein and $48,000 earned on short-term cash investments.

Equity in earnings of the Subsidiaries of $919,000 and $1,218,000 for the nine months ended September 30, 1996 and 1995, respectively, represents the Company's 99% economic interest in the earnings of the Subsidiaries after the elimination of interest expense to the Company (see Note 4 to the consolidated condensed financial statements). Changes in the Subsidiaires' third-party operations between periods are discussed below. As discussed below, during 1995, the Company acquired 37 properties which the Subsidiaries previously managed. Additionally, the Subsidiaries provided other third-party services, such as landscape maintenance, leasing and tenant interior work for these managed properties. Due to the acquisition of these properties by the Company, the Subsidiaries' third-party service revenues associated with these properties ceased. The impact, if any, between periods is discussed below.

Construction and development fees increased $373,000 or 29.5% from $1,265,000 for the nine months ended September 30, 1995, to $1,638,000 for the nine months ended September 30, 1996. This increase was due to higher fees from both tenant interior work and general construction contracting jobs reflecting increased work volumes in 1996 compared to 1995.

Landscape revenue increased $1,100,000 or 40.3% from $2,732,000 for the nine months ended September 30, 1995, to $3,832,000 for the nine months ended September 30, 1996, due to an increase in landscape installation revenue of approximately $870,000 resulting from more and larger installation jobs in progress in the first nine months of 1996 compared to 1995, with the remaining increase due to the growth in the number of landscape maintenance contracts between periods.

Property management fees decreased $281,000 or 67.1% from $419,000 for the nine months ended September 30, 1995, to $138,000 for the nine months ended September 30, 1996, due primarily to the reduction in the size of the third-party management portfolio resulting from the 1995 acquisitions by the Company of 37 properties previously managed by the Subsidiaries.

Commission income decreased $293,000 or 62.7% from $467,000 for the nine months ended September 30, 1995, to $174,000 for the nine months ended September 30, 1996, due to lower leasing and renewal commissions of $187,000 on properties managed by the Subsidiaries due primarily to the reduction in the size of the third-party management portfolio resulting from the 1995 acquisitions by the Company of 37 properties previously managed by the Subsidiaries and due to lower land sales commissions on land managed and marketed by the Subsidiaries in 1996 compared to 1995.

Labor and materials costs increased by $906,000 or 39.1% from $2,316,000 for the nine months ended September 30, 1995, to $3,222,000 for the nine months ended September 30, 1996, due primarily to increased costs associated with higher landscape installation volume and higher landscape maintenance volumes in 1996 as discussed above.

Equity in earnings of partnerships and joint ventures decreased from earnings of $135,000 for the nine months ended September 30, 1995, to earnings of $18,000 for the nine months ended September 30, 1996, due primarily to lower profits from underlying partnership and joint venture land sales activities between periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash provided by operating activities increased from $13,275,000 for the nine months ended September 30, 1995, to $22,414,000 for the nine months ended September 30, 1996, due primarily to the growth in the Company's operating income resulting from 14 development properties and two property expansions stabilized in 1995 and the first nine months of 1996 and from 64 buildings acquired since the end of the first quarter of 1995.

Net cash used in investing activities increased from $83,983,000 for the nine months ended September 30, 1995, to $84,920,000 for the nine months ended September 30, 1996, due primarily to slightly higher property development volume in the first nine months of 1996 compared to 1995, offset by a lower volume of cash property acquisitions in 1996 of approximately $2,700,000.

Net cash provided by financing activities decreased from $64,384,000 for the nine months ended September 30, 1995, to $61,572,000 for the nine months ended September 30, 1996. This net decrease between periods reflects lower net financing needs between periods due to the increase in cash generated from operating activities in 1996 compared to 1995.

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

In addition to its operating cash flow, the Company has a $175 million (increased from $120 million on September 25, 1996) unsecured revolving Credit Facility with a syndicated bank group (see Note 3 to the consolidated condensed financial statements), which may be used, among other things, to meet its operational obligations and annual REIT dividend requirements. The Company currently intends to finance its development, construction and acquisition activities primarily through borrowings under the Credit Facility. As of September 30, 1996, the Company had available capacity under the Credit Facility of approximately $55 million (Note 3).

On November 1, 1996, the Company closed the initial phase of its previously announced acquisition transaction with NWI (see Note 8 to the Consolidated condensed financial statements). Other than cash closing costs and acquisition expenses expected to total approximately $1.5 million, the transaction was consummated through the issuance of Operating Partnership Units and the assumption of mortgage indebtedness. As a result, the transaction did not have a significant impact on the Company's current liquidity and capital resources. Additionally, the Company has announced a separate transaction with Lichtin involving the acquisition of Lichtin's property portfolio and related business operations, and with the initial phase of the transaction expected to close in December 1996, or January 1997 (see Note 8 to the consoldiated condensed financial statements). The Lichtin transaction will be consummated primarily through the issuance of Units and the assumption of indebtedness and, therefore is not expected to have a significant impact on the Company's liquidity and capital resources.

On November 13, 1996, the Company completed a public offering of 2,573,333 shares of common stock, including a 323,333 share underwriters' over-allotment option, and received net proceeds of approximately $68.5 million. The net proceeds were applied to outstanding Credit Facility borrowings, thus increasing the Company's available capacity under the Credit Facility, as stated above, by $68.5 million.

The Company believes it has adequate liquidity and borrowing capacity to meet its current operational requirements, to fund annual principal requirements under existing mortgage notes payable and to fund its current development and acquisition activity. It is management's expectation that the Company will continue to have access to the additional capital resources necessary to further expand and develop its business and to refinance mortgage notes payable as they begin to mature in 1998. These resources include long-term mortgage debt, expansion of the available borrowing capacity under the Credit Facility and other forms of debt and equity financing, in both public and private markets. Future development and acquisition activities will be undertaken by the Company only as suitable opportunities arise. Such activities are not expected to be undertaken unless adequate sources of financing are available and a satisfactory budget with an appropriate return on investment has been internally approved. The Company maintains staffing levels sufficient to meet its existing construction and leasing activities and capitalizes a portion of the costs relating to these activities to development projects and leasing transactions, respectively. If market conditions warrant, the Company may adjust staffing levels to avoid a negative impact on the Company's results of operations.

Total consolidated debt amounted to $225.6 million at September 30, 1996, including borrowings under the Credit Facility of $112.9 million and mortgage notes payable of $112.7 million. Of the $112.7 million of mortgage indebtedness, $106.8 million is fixed rate and $5.9 million is variable rate. The weighted average interest rate on the Company's fixed rate mortgage debt was 7.6% and on its variable rate mortgage debt was 4.2% at September 30, 1996. The weighted average interest rate under the Credit Facility at September 30, 1996,
was 6.85%.   As discussed in Note 3 to the consolidated condensed financial statements, in July 1996, the Company entered into interest rate swap agreements to fix the Company's interest costs on $50.0 million of the Company's Credit
Facility borrowings.   The weighted average interest rate under the fixed swap
arrangements is approximately 8.0%. If interest rates under the Credit Facility, in excess of the $50.0 million discussed above, and under the Company's variable rate mortgage debt fluctuated by 1%, interest costs to the Company, before capitalization of interest, if any, based on outstanding borrowings at September 30, 1996, would increase or decrease by approximately $700,000 on an annualized basis. As discussed above, the Company substantially reduced its variable rate Credit Facility borrowings from the proceeds of a public equity offering on November 13, 1996.

At September 30, 1996, the Company's mortgage debt on its consolidated properties of $112.7 million plus its pro rata share of mortgage debt of its unconsolidated subsidiaries of $1.4 million, totaled $114.1 million. Including Credit Facility borrowings of $112.9 million for the Company and $7.1 million for the Subsidiaries, the total debt obligations of the Company and the Subsidiaries were $234.1 million or 37% of total market capitalization (assuming the exchange of all Units for shares of common stock). At September 30, 1996 (based on the closing price of the common stock of $28.50 on September 30, 1996, the last trading day of the quarter, and assuming the exchange of all Units for shares of common stock), there would be 13,749,745 shares of common stock outstanding with a total market value of $391.9 million. As discussed above, the Company substantially reduced its Credit Facility borrowings from the net proceeds of approximately $68.5 million of an equity offering completed on November 13, 1996. Also as discussed above, on November 1, 1996, the Company closed the first phase of its transaction with NWI, involving the issuance of 1,100,752 Units and the assumption of $42.0 million of mortgage indebtedness. Adjusted for the application of the proceeds of the equity offering, and the issuance of Units and assumption of mortgage indebtedness in the first phase of the NWI acquisition, the total debt obligations of the Company and its unconsolidated subsidiaries would have been $207.6 million, or 29% of total market capitalization (assuming the issuance of the 2,573,333 shares in the offering, the issuance of 1,100,752 Units in the NWI transaction and the exchange of all of the limited partnership interests in the Operating Partnership for shares of common stock), at September 30, 1996.

CURRENT DEVELOPMENT ACTIVITY

The Company's current development activity as of November 5, 1996, is summarized below. All of the properties are located in metropolitan Atlanta, Georgia, unless otherwise indicated.

------------------------------------------------------------------------------------------
                                                              ESTIMATED     ESTIMATED
                                      SQUARE     ESTIMATED    COMPLETION  STABILIZATION
                                     FEET/(1)/   COST/(2)/    DATE/(3)/     DATE/(4)/
------------------------------------------------------------------------------------------
MULTI-TENANT
5195 Southridge Pkwy.                   60,000  $  2,758,000  3Q95/(5)/       1Q97
3130 N. Berkeley Lake Rd.              240,000     5,640,000  1Q96/(5)/       1Q97
5149 Southridge Pkwy. (expansion)       46,800     2,497,000  1Q96/(5)/       1Q97
5025 Derrick Jones Rd.                  89,600     4,458,000  2Q96/(5)/       2Q97
3240 Town Point Dr.                    140,400     5,585,000  3Q96/(5)/       3Q97
2780 Crestridge Ct.                    222,643     6,104,000     4Q96         1Q97
120 Declaration Dr.                    180,000     4,579,000     4Q96         4Q97
1335 Northmeadow Pkwy.                  89,150     6,675,000     4Q96         4Q97
250 Hembree Park Dr.                    94,500     4,942,000     4Q96         4Q97
3805 Crestwood Pkwy.                   105,295    10,646,000     1Q97         1Q98
190 Parkway West
  (Greenville/Spartanburg, SC)          92,400     2,799,000     1Q97         1Q98
1750 Beaver Ruin Rd.                    67,600     4,245,000     1Q97         1Q98
3280 Summit Ridge Pkwy.                173,360     4,999,000     1Q97         1Q98
1629 Prime Ct. (Orlando, FL)            43,200     2,416,000     1Q97         1Q98
2490 Principal Row (Orlando, FL)       101,800     3,491,000     2Q97         2Q98
Northmeadow Pkwy.                       47,600     2,989,000     2Q97         2Q98
------------------------------------------------------------------------------------------
                                     1,794,348  $ 74,823,000
------------------------------------------------------------------------------------------
BUILD-TO-SUIT
240 Northpoint Pkwy (expansion)         95,100     2,796,000     1Q97         1Q97
3290 Summit Ridge Pkwy.                100,800     2,804,000     1Q97         1Q97
4020 Steve Reynolds Blvd.               44,260     2,174,000     1Q97         1Q97
2555 Northwinds Pkwy.                   64,981     8,561,000     2Q97         2Q97
Peachtree Industrial Blvd.              50,000     4,615,000     3Q97         3Q97
Peachtree Industrial Blvd.              60,000     3,913,000     3Q97         3Q97
Peachtree Industrial Blvd.              60,000     3,194,000     3Q97         3Q97
------------------------------------------------------------------------------------------
                                       475,141    28,057,000
------------------------------------------------------------------------------------------
                                     2,269,489  $102,880,000
------------------------------------------------------------------------------------------

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

Effective for periods beginning on or after January 1, 1996, the Company implemented the new guidelines issued by NAREIT for calculating FFO. The primary difference between the Company's FFO under the new guidelines and prior periods is that the Company now reduces reported FFO for the amortization of deferred financing costs and recognizes rental income for the purposes of computing FFO on a "straight-line" basis. The amortization of deferred financing costs totaled $221,000 and $182,000 for the three months ended, and $642,000 and $508,000 for the nine months ended September 30, 1996 and 1995, respectively. The "straight-line" rental adjustment increased rental revenues by $135,000 and decreased rental revenues by $38,000 for the three months ended, and increased rental revenues by $326,000 and decreased rental revenues by $114,000 for the nine months ended September 30, 1996 and 1995, respectively. All FFO information detailed and discussed below relating to the three and nine months ended September 30, 1995 has been restated to reflect these differences.

FFO presented herein under the new NAREIT guidelines is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition.

For the three months ended September 30, 1996, FFO increased by $2,367,000 or 68.6% to $5,819,000 as compared to FFO of $3,452,000 for the three months ended September 30, 1995. For the nine months ended September 30, 1996, FFO increased by $6,854,000 or 68.2% to $16,907,000 compared to FFO of $10,053,000 for the nine months ended September 30, 1995. FFO calculated under the current guidelines for the three and nine months ended September 30, 1996 and 1995, respectively, are detailed below (in thousands):

---------------------------------------------------------------------------------------------------------------------------
                                                THREE MONTHS        THREE MONTHS        NINE MONTHS        NINE MONTHS
                                                    ENDED              ENDED               ENDED              ENDED
                                               SEPT. 30, 1996   SEPT. 30, 1995/(1)/   SEPT. 30, 1996   SEPT. 30, 1995/(1)/
---------------------------------------------------------------------------------------------------------------------------
NET INCOME                                         $ 3,033                $1,901          $ 9,226               $ 6,079
Minority interests                                     698                   642            2,124                 2,053
Depreciation & amortization                          3,416                 2,063            9,416                 5,304
Real estate depreciation at subsidiaries                10                    13               30                    13
---------------------------------------------------------------------------------------------------------------------------
Funds from operations (Operating
 Partnership Units fully converted)                  7,157                 4,619           20,796                13,449
Ownership of Operating Partnership/(2)/               81.3%                74.75%            81.3%                74.75%
---------------------------------------------------------------------------------------------------------------------------
FUNDS FROM OPERATIONS ATTRIBUTABLE
TO THE COMPANY'S SHAREHOLDERS                      $ 5,819                $3,452          $16,907               $10,053
---------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                 11,174                 7,675           11,162                 7,675
---------------------------------------------------------------------------------------------------------------------------

(1) The calculation of funds from operations has been revised from the prior year presentation as discussed above. Previously reported funds from operations attributable to the Company's shareholders was $3,617,000 and $10,518,000 for the three and nine months ended September 30, 1995.
(2) Represents the Company's weighted average ownership of the Operating Partnership for the period.


SUPPLEMENTAL INFORMATION ON CAPITAL EXPENDITURES AND LEASING COSTS
The following table details the Company's capital expenditures and leasing costs for the nine months ended September 30, 1996 (in thousands):

------------------------------------------------------------------
   Development and land activity/(1)/...........  $     36,572
   Building acquistions.........................        40,366
   Non-revenue-producing building improvements..           390
   Tenant improvement and leasing costs on
      second-generation leases/(2)/.............         2,070
   Tenant improvement expenditures to be
      reimbursed by tenants.....................            40
------------------------------------------------------------------
                                                  $79,438/(3)/
------------------------------------------------------------------

   (1) Includes leasing costs on first-generation space in development properties totaling $645,000.
   (2) Includes leasing costs on second-generation space totaling $857,000.
   (3) Reflects aggregate capital expenditures and leasing costs, exclusive of the decrease in construction accounts payable of $1,433,000, during the period.

The following table summarizes by period the Company's capitalized tenant improvement and leasing costs incurred in the renewal or re-leasing of previously occupied space for the nine months ended September 30, 1996, and the year ended December 31, 1995, respectively. The information detailed below is presented based on the date the tenants occupy the leased space.

CAPITALIZED TENANT IMPROVEMENTS AND LEASING COSTS
----------------------------------------------------------------------------------------------------
                                                                  NINE MONTHS         YEAR
                                                                     ENDED           ENDED
(In thousands except per square foot information)                SEPT. 30, 1996  DEC. 31, 1995
----------------------------------------------------------------------------------------------------
INDUSTRIAL PROPERTIES
 RE-LEASING
   Square feet re-leased                                                 420             317
   Capitalized tenant improvements and leasing commissions            $  955         $   462
   Capitalized tenant improvements and leasing commissions
    (per square foot) re-leased                                       $ 2.27         $  1.46
 RENEWAL
   Square feet renewed                                                   538             814
   Capitalized tenant improvements and leasing commissions            $  475         $   469
   Capitalized tenant improvements and leasing commissions
    (per square foot) renewed                                         $ 0.88         $  0.58
 TOTAL
   Square feet                                                           958           1,131
   Capitalized tenant improvements and leasing commissions            $1,430         $   931
   Capitalized tenant improvements and leasing commissions
    (per square foot)                                                 $ 1.49         $  0.82
----------------------------------------------------------------------------------------------------
OFFICE PROPERTIES
 RE-LEASING
   Square feet re-leased                                                  16             111/(1)/
   Capitalized tenant improvements and leasing commissions            $   39         $ 1,578/(1)/
   Capitalized tenant improvements and leasing commissions
    (per square foot) re-leased                                       $ 2.44         $ 14.25/(1)/
 RENEWAL
   Square feet renewed                                                    47              47
   Capitalized tenant improvements and leasing commissions            $  219         $    50
   Capitalized tenant improvements and leasing commissions
    (per square foot) renewed                                         $ 4.66         $  1.06
 TOTAL
   Square feet                                                            63             158/(1)/
   Capitalized tenant improvements and leasing commissions            $  258         $ 1,628/(1)/
   Capitalized tenant improvements and leasing commissions
    (per square foot)                                                 $ 4.10         $ 10.27/(1)(2)/
----------------------------------------------------------------------------------------------------

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

SUPPLEMENTAL DISCLOSURE OF TENANT AND LEASE EXPIRATION INFORMATION

TENANTS
As of September 30, 1996, the Company's properties were leased to 414 tenants including local, regional, national and international companies. The Company's 25 largest tenants (measured by annualized base rent for leases in place in stabilized properties and in properties under development or in lease-up where tenants were paying rent at September 30, 1996) occupy a total of approximately
3.5 million square feet and represent 32.0% of the annualized base rent as shown in the table below.

----------------------------------------------------------------------------------------------------
                     25 LARGEST TENANTS MEASURED BY ANNUALIZED BASE RENT
                                                                                 % OF TOTAL
                                     SQUARE        NUMBER      ANNUALIZED        ANNUALIZED
TENANT                                FEET        OF LEASES  BASE RENT/(1)/    BASE RENT/(1)/
----------------------------------------------------------------------------------------------------
 1  Scientific Atlanta/(2)/           600,413         11     $ 2,632,074             4.9%
 2  Honeywell Inc.                     70,016          3         926,882             1.7%
 3  Fisher Scientific Company         223,219          1         875,019             1.6%
 4  The Athlete's Foot Group          162,651          1         871,024             1.6%
 5  Sally Foster, Inc.                197,200          2         673,237             1.3%
 6  Intelligent Systems Corp.         137,100          1         671,790             1.3%
 7  Yokohama Tire Corporation         252,092          1         665,383             1.2%
 8  Equifax Healthcare
    Information Services               42,770          2         662,812             1.2%
 9  Ahlstrom Recovery Inc.             62,893          2         633,352             1.2%
10  The Bombay Company Inc.           253,890          2         631,344             1.2%
11  Vanstar Corporation                87,356          4         619,823             1.2%
12  Liberty Mutual Insurance Co.       41,900          1         581,572             1.1%
13  Southern Multimedia
    Communications Inc.               117,647          3         581,172             1.1%
14  Deutz Corporation                 137,061          1         561,950             1.1%
15  Reckitt & Colman Inc.             256,000          1         547,840             1.0%
16  BOC Health Care Inc.              102,128          1         530,040             1.0%
17  Contel Cellular                    57,918          1         529,960             1.0%
18  Metrahealth Insurance Co.          32,991          1         527,856             1.0%
19  Innotrac Corporation              116,481          2         525,705             1.0%
20  Komatsu America Corporation       176,820          1         518,024             1.0%
21  General Medical Corporation       140,015          1         505,472             0.9%
22  Saab Cars U.S.A. Inc.              50,000          2         486,851             0.9%
23  Wang Laboratories Inc.             34,069          1         465,723             0.9%
24  Hussmann Corporation               85,200          1         440,484             0.8%
25  Burlington Air Express Inc.        71,400          2         437,040             0.8%
----------------------------------------------------------------------------------------------------
                                    3,509,230         49     $17,102,429            32.0%
----------------------------------------------------------------------------------------------------

(1) Annualized cash base rent net of rental concessions, if any, based on leases in place for stabilized properties and in properties under development or in lease-up where tenants were paying rent as of September 30, 1996.
(2) Scientific Atlanta announced plans during the second quarter of 1996 to relocate over a period of several years certain facilities to a new, owned corporate campus. Based on scheduled lease termination dates and assuming the spaces were not re-leased, there would be no impact on the Company's funds from operations and net income in 1996 and less than a $0.01 per share impact in 1997.

LEASE EXPIRATIONS

The following tables show scheduled lease expirations for the Company's total property portfolio, for its industrial property portfolio and for its office portfolio, respectively, based on leases under which tenants were paying rent in both stabilized and pre-stabilized properties as of September 30, 1996, assuming no exercise of renewal options or termination rights, if any:

----------------------------------------------------------------------------------------------------
                                                                                % OF TOTAL
                  YEAR OF            SQUARE       % OF TOTAL     ANNUALIZED      ANNUALIZED
                EXPIRATION            FEET        SQUARE FEET   BASE RENT/(1)/  BASE RENT/(1)/
----------------------------------------------------------------------------------------------------
TOTAL PORTFOLIO
                1996                 285,702          2.7%     $ 2,020,807             3.6%
                1997               1,779,762         17.1%       9,860,109            17.4%
                1998               1,722,722         16.5%       8,227,448            14.5%
                1999               1,175,281         11.3%       7,113,383            12.5%
                2000               1,377,114         13.2%       8,159,402            14.4%
                2001                 843,463          8.1%       4,475,237             7.9%
                2002                 312,654          3.0%       3,517,360             6.2%
                2003                 329,304          3.2%       1,867,925             3.3%
                2004               1,054,800         10.1%       4,052,459             7.1%
                2005                 497,515          4.8%       2,223,739             3.9%
                2006                 467,063          4.5%       2,080,243             3.7%
                2007                 162,651          1.6%       1,050,409             1.8%
                2008                 127,800          1.2%         431,964             0.8%
                2011                 293,819          2.8%       1,703,541             3.0%
----------------------------------------------------------------------------------------------------
                                  10,429,650/(2)/   100.0%     $56,784,026           100.0%
----------------------------------------------------------------------------------------------------
INDUSTRIAL PROPERTIES
                1996                 240,768          2.4%     $ 1,383,365             2.8%
                1997               1,697,594         17.2%       8,801,829            17.8%
                1998               1,665,747         16.8%       7,431,896            15.1%
                1999               1,135,844         11.5%       6,560,387            13.3%
                2000               1,269,125         12.8%       6,716,975            13.6%
                2001                 806,579          8.2%       4,013,656             8.1%
                2002                 182,294          1.8%       1,631,398             3.3%
                2003                 317,123          3.2%       1,675,465             3.4%
                2004               1,039,800         10.5%       3,744,959             7.6%
                2005                 493,400          5.0%       2,166,952             4.4%
                2006                 463,148          4.7%       2,020,536             4.1%
                2007                 162,651          1.6%       1,050,409             2.1%
                2008                 127,800          1.3%         431,964             0.9%
                2011                 293,819          3.0%       1,703,541             3.5%
----------------------------------------------------------------------------------------------------
                                   9,895,692        100.0%     $49,333,332           100.0%
----------------------------------------------------------------------------------------------------

                                            (Table continued on following page)

------------------------------------------------------------------------------------
                                                                      % OF TOTAL
               YEAR OF      SQUARE      % OF TOTAL     ANNUALIZED      ANNUALIZED
              EXPIRATION     FEET       SQUARE FEET   BASE RENT/(1)/  BASE RENT/(1)/
------------------------------------------------------------------------------------
SURBURBAN
OFFICE PROPERTIES
              1996          44,934          9.2%      $  637,441             9.1%
              1997          80,008         16.4%       1,029,480            14.7%
              1998          56,975         11.7%         795,552            11.4%
              1999          37,793          7.8%         531,624             7.6%
              2000          72,766         14.9%       1,158,881            16.6%
              2001          36,884          7.6%         461,581             6.6%
              2002         130,360         26.8%       1,885,962            26.9%
              2003          12,181          2.5%         192,460             2.7%
              2004          15,000          3.1%         307,500             4.4%
------------------------------------------------------------------------------------
                           486,901        100.0%      $7,000,481           100.0%
------------------------------------------------------------------------------------

   (1) Annualized base rent represents the annualized monthly base rental at the time of lease expiration.
   (2) The total square footage as of September 30, 1996, is comprised of 10,066,950 square feet of leases in stabilized properties, and 362,700 square feet of leases in properties under development or in lease-up where tenants are paying rent as of September 30, 1996.


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

PART II -- OTHER INFORMATION
ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K


  (a)  Exhibits

       10.1 - Credit Agreement dated September 25, 1996, by and among
              Wachovia Bank of Georgia, N.A., as agent bank for Wachovia Bank of Georgia, N.A., First Union National Bank of Georgia, Commerzbank A.G. and Mellon Bank, N.A. as lenders, Weeks Realty, L.P.,
              Weeks Construction Services, Inc., Weeks Realty Services, Inc., Weeks Development Partnership and Weeks Financing Limited Partnership, as borrowers, and Weeks Corporation and Weeks Realty, L.P., as guarantors.

       11.1 - Computation of earnings per share.

       27.1 - Financial data schedule.

  (b)  Reports on Form 8-K

       Form 8-K dated August 9, 1996, and filed on August 22, 1996, amended by Form 8-K/A dated August 9, 1996 and filed on October 18, 1996, reporting the Principal properties acquisition on August 9, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      WEEKS CORPORATION
                                      ---------------------------
                                      (Registrant)



November 13, 1996                     /s/ A. Ray Weeks, Jr.
                                      ---------------------------
                                      A. Ray Weeks, Jr.
                                      Chairman of the Board and
                                      Chief Executive Officer



November 13, 1996                     /s/ David P. Stockert
                                      ---------------------------
                                      David P. Stockert
                                      Senior Vice President and
                                      Chief Financial Officer