Form 10-K
period 1996-12-31
WEEKS CORP
filed 1997-03-31
CIK 925558

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                      ----------------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                      OR
     [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                       Commission file number 001-13254
                                              ---------

                               WEEKS CORPORATION
            (Exact name of registrant as specified in its charter)

                Georgia                                58-1525322
                -------                                ----------
        (State of Incorporation)          (I.R.S. Employer Identification No.)

                   4497 Park Drive, Norcross, Georgia  30093
                   -----------------------------------------
         (Address of principal executive offices, including zip code)

                                (770) 923-4076
                                --------------
             (Registrant's telephone number, including area code)

          Securities registered pursuant to section 12(b) of the Act:

                                          Name of each exchange on
          Title of each class                  which registered
          -------------------                  ----------------
     Common Stock, $.01 par value         New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES X      NO___
                                              ----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

          The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange on March 20, 1997) was approximately $485,132,000. As of March 20, 1997, there were 14,061,786 shares of common stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 21, 1997 are incorporated by reference in Part III, Items 10, 11, and 13.

                               TABLE OF CONTENTS

ITEM NO.       FINANCIAL INFORMATION                            PAGE NO.
-------        ---------------------                            -------
               PART I

   1.          Business.............................................  3
   2.          Properties........................................... 14
   3.          Legal Proceedings.................................... 29
   4.          Submission of Matters to a Vote of Security Holders.. 29
   X.          Executive Officers................................... 30

               PART II

   5.          Market for Registrant's Common Equity
                   and Related Shareholder Matters.................. 33
   6.          Selected Financial Data.............................. 35
   7.          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.............. 36
   8.          Financial Statements and Supplementary Data.......... 49
   9.          Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure.............. 49

               PART III

  10.          Directors and Executive Officers of the Registrant... 49
  11.          Executive Compensation............................... 49
  12.          Security Ownership of Certain Beneficial Owners and
               Management........................................... 50
  13.          Certain Relationships and Related Transactions....... 53

               PART IV

  14.          Exhibits, Financial Statement Schedule and Reports
               on Form 8-K.......................................... 53

                                    PART I

ITEM 1.   BUSINESS

                                  THE COMPANY

Weeks Corporation (the "Company" or "Registrant") is a self-administered, self-managed, geographically focused real estate investment trust ("REIT") that was organized in 1994 to continue and expand the fully integrated real estate business previously conducted by the Company and its affiliates. Since 1965, the Company, together with its affiliates and predecessors, has developed, owned, managed, constructed and acquired primarily institutional-quality industrial and suburban office properties in Metropolitan Atlanta and in selected metropolitan markets in the Southeast. The Company is one of the largest industrial real estate companies in the Southeast based on square footage owned and managed.

As of December 31, 1996, the Company owned 168 industrial properties, 17 suburban office properties and three retail properties comprising 13.0 million square feet. The Company's primary markets and the concentration of the Company's portfolio (based on square footage) are Atlanta, Georgia (74%), Nashville, Tennessee (11%), Raleigh-Durham-Chapel Hill, North Carolina (9%), Orlando, Florida (3%), and Spartanburg, South Carolina (3%). In addition, 24 industrial and suburban office properties and two property expansions were under development or in lease-up at December 31, 1996, comprising an additional 3.0 million square feet (see "Properties" below).

As used herein, the term "Company" includes Weeks Corporation and its subsidiaries, including Weeks Realty, L.P. (the "Operating Partnership"), unless the context indicates otherwise. The Company, through its wholly owned subsidiaries, is the general partner and owns a majority interest in the Operating Partnership which, including the operations of its subsidiaries, conducts substantially all of the on-going operations of the Company. The Company has elected to qualify and operate as a self-administered and self-managed REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company will not generally be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code relating to the composition of its income and assets, and the requirement to distribute 95% of its taxable income to its shareholders.

As of December 31, 1996, the Company had outstanding 14,048,593 shares of common stock and owned the same number of units of partnership interest ("Units") in the Operating Partnership, representing a 75.8% ownership interest in the Operating Partnership. Units held by persons other than the Company totaled 4,485,190 as of December 31, 1996, and represented a 24.2% minority interest in the Operating Partnership. Units are convertible by their holders into shares of common stock on a one-for-one basis, or into cash, at the Company's option, subject to certain restrictions discussed under "Security Ownership of Certain Beneficial Owners and Management" in Item 12. The Company's weighted average ownership interest in the Operating Partnership was 80.6% and 75.9% for the years ended December 31, 1996 and 1995, respectively. Of the 75.8% interest in the Operating Partnership held by the Company as of December 31, 1996, the Company owned the sole 1.3% general partnership interest in the Operating Partnership through Weeks GP Holdings, Inc., a wholly owned Georgia corporation ("Weeks GP"), and a 74.5% limited partnership interest in the Operating Partnership through

Weeks LP Holdings, Inc., a wholly owned Georgia corporation ("Weeks LP"). Both Weeks GP and Weeks LP are qualified REIT subsidiaries within the meaning of
Section 856(i)(2) of the Code and their existence will be disregarded for federal income tax purposes.

The Company conducts its third-party service business through two subsidiaries (the "Subsidiaries"): Weeks Realty Services, Inc., conducts third-party landscape, property management and leasing services, and Weeks Construction Services, Inc., conducts third-party construction services. The Company holds 100% of the nonvoting and 1% of the voting common stock of these Subsidiaries. The remaining voting common stock is held by three executive officers of the Company. The ownership of the common stock of the Subsidiaries entitles the Company to substantially all (99%) of the economic benefits from the results of the Subsidiaries' operations (see Notes 2 and 7 to the consolidated and combined financial statements).

On August 24, 1994, the Company completed a business combination and an initial public offering ("IPO") of common stock resulting in the organizational and operating structure discussed above. The Company and its subsidiaries succeeded to substantially all of the interests in certain land and industrial and suburban office buildings under common ownership and to the development, construction, landscape and management businesses of the predecessors to the Company referred to herein as the "Weeks Group."

The Operating Partnership owns five of its industrial buildings in Atlanta, Georgia through its 99% ownership of Weeks Financing Limited Partnership (the "Financing Partnership"). The Financing Partnership buildings are encumbered by mortgage indebtedness assumed in connection with the IPO. The remaining 1% ownership interest in the Financing Partnership is held by Weeks Realty Services.

The Operating Partnership will terminate on the earlier of a sale of all or substantially all of the assets of the Operating Partnership, the election of the general partner (with the consent of the limited partners) to dissolve the Operating Partnership, or December 31, 2093.

Based on shares of common stock outstanding on December 31, 1996, executive officers and directors of the Company own approximately 14.6% of the common stock of the Company, assuming an exchange for common stock of all of the Units which are not currently held by the Company. Such ownership excludes 2,774 shares of common stock and 320,124 Units beneficially owned by A. Ray Weeks, Jr., as trustee of two trusts for the benefit of certain members of the Weeks family, 763,090 Units beneficially owned by John W. Nelley, Jr. and Albert W. Buckley, Jr., as general partners of NWI Warehouse Group, L.P., and 753,000 shares of common stock issuable upon the exercise of options outstanding on December 31, 1996, granted to executive officers and directors of the Company.

COMPANY HISTORY

The Company was founded in 1965 by A.R. Weeks, Sr., the father of A. Ray Weeks, Jr., the Company's Chairman of the Board and Chief Executive Officer. Under the leadership of A. Ray Weeks, Jr. and Forrest W. Robinson, the Company's President and Chief Operating Officer, the Company operated as a private real estate Company until August 1994, when it completed the IPO and elected to be taxed as a REIT. Thomas D. Senkbeil joined the Company as Vice Chairman of the Board and Chief Investment Officer in October 1992. Prior to joining the

Company, Mr. Senkbeil had been a principal in another real estate development and management firm in Atlanta, Georgia.

In November 1996, the Company completed the initial phase of the acquisition of the properties and related operations of NWI Warehouse Group, L.P. ("NWI") and Buckley & Company Real Estate, Inc. ("Buckley"), each of Nashville, Tennessee (see Note 8 to the consolidated and combined financial statements). Through that transaction, the Company established a presence in Nashville, Tennessee, and both of the principals of NWI and Buckley, John W. Nelley, Jr., and Albert
W. Buckley, Jr., joined the Company as Managing Directors with responsibility for the Company's activities in Nashville, Tennessee. In December 1996, the Company completed the initial phase of its acquisition of the properties and related operations of Lichtin Properties, Inc. ("Lichtin"), of the Raleigh-Durham-Chapel Hill area of North Carolina (the "Research Triangle") (see Note 8 to the consolidated and combined financial statements). Through that transaction, the Company established a presence in the Research Triangle, and Harold S. Lichtin, the President of Lichtin, joined the Company as a Managing Director with responsibility for the Company's activities in North Carolina. John W. Nelley, Jr., and Harold S. Lichtin also joined the Company's Board of Directors.

The Company was incorporated in Georgia as A. R. Weeks & Associates Inc. in 1983. The Company changed its name to Weeks Corporation in June 1994. The Company's executive offices are located at 4497 Park Drive, Norcross, Georgia, 30093; its telephone number is (770)923-4076. The Company, the Operating Partnership and the Subsidiaries currently employ approximately 335 full-time employees.

COMPETITION

Numerous properties compete with the Company's properties in attracting tenants and corporate users. Some of these competing properties may be newer or better located than the Company's properties. The number of competitive industrial or suburban office properties and the availability of land suitable for industrial or suburban office development in a particular area could have a material effect on the Company's ability to lease or develop space. The Company may be competing with other developers that have greater resources than the Company.
In addition, in order to maintain its qualification as a REIT, the Company will be required under the Code to distribute annually significant amounts of cash from operations, while some of its competitors may be able to retain more of their working capital to finance projects.

The Company competes for tenants based on its high level of client service, the quality of its properties and business parks, and its ability to successfully develop a wide range of industrial and suburban office properties. Leases at the Company's properties are priced competitively based on market conditions, supply and demand characteristics, and the quality of the Company's properties and services. The Company does not seek to compete solely on the basis of providing the low-cost solution for all tenants.

REAL ESTATE INVESTMENTS

The Company's real estate investments are subject to varying degrees of risk. Income from the Company's properties and the demand for new development properties may be adversely affected by the general economic climate; local conditions such as oversupply of industrial or office properties or a reduction in demand for industrial or office properties in the markets where the Company owns properties; the attractiveness of the Company's properties; the ability of the Company to provide adequate maintenance and insurance; and increased operating costs (including real estate taxes). In addition, income from the Company's properties and the value of its real estate are also affected by such factors as the cost of regulatory compliance, interest rate levels and the availability of financing. The Company's income and operations would be adversely affected if a significant number of tenants were unable to pay rent or the Company's properties could not be rented on favorable terms. Certain significant expenditures associated with the Company's investments in real estate (such as mortgage payments, if any, real estate taxes and maintenance costs) are generally not reduced when circumstances cause a reduction in income from the property.

ENVIRONMENTAL LIABILITIES

Under various federal, state and local laws and regulations, an owner or operator of real estate may be held liable for the costs of removal or remediation of hazardous or toxic substances located on or in the property. These laws often impose such liability without regard to whether the owner knows of, or was responsible for, the presence of such hazardous or toxic substances. The costs of any required remediation or removal of such substances may be substantial. In addition, the owner's liability as to any property is generally not limited under such laws and regulations and could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to remediate such substances properly, may also adversely affect the owner's ability to sell or lease the property or to borrow using the property as collateral. Under such laws and regulations, an owner or entity who arranges for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility may also be liable for the costs of removal or remediation of all such substances at such facility, whether or not such facility is owned or operated by such person. Certain tenants of the Company handle and store hazardous substances at the Company's properties. As a result, in connection with the ownership of the Company's properties or land held for development and a tenant's improper handling, storage, disposal or treatment of such hazardous or toxic substances, the Company may be liable for such costs, including the removal or remediation of all such substances from such properties. Some laws and regulations impose liability for the release of certain materials into the air or water from a property, including asbestos, and such release can form the basis for liability to third parties for personal injury or other damages. Other laws and regulations can limit the development of and impose liability for the disturbance of wetlands or the habitats of threatened or endangered species.

The Company regularly makes capital expenditures and reviews the conditions of its properties and its land held for development in order to maintain compliance with applicable environmental laws. Based on facts currently known to it, the Company does not believe it will be required under existing environmental laws to expend amounts that would have a material adverse effect on its results of operations, financial condition or liquidity. However, no assurance can be given that material environmental liabilities do not exist, that any prior owner or operator of a property or land held for development did not create any material environmental condition not known to the Company, that a material environmental condition does not otherwise exist as to any one or more of the properties or land held for development, or that future uses and conditions (including changes in applicable environmental laws and regulations and the uses and conditions of properties in the vicinity, such as leaking underground storage tanks and the activities of the tenants) will not result in the imposition of environmental liability. No material expenditures have been made by the Company in 1996 or in 1995 relating to environmental matters.

                INVESTMENT OBJECTIVES AND OPERATING STRATEGIES

The Company's primary investment objectives are to increase shareholder value and to increase per share cash available for distribution by (1) developing institutional-quality, functional multi-tenant and build-to-suit industrial and suburban office properties, (2) acquiring industrial and suburban office properties in strategic locations where the Company can establish or enhance its market presence, (3) maximizing cash flow through active leasing and management of its properties, and (4) expanding strategically into new geographic markets. The Company has structured its operations, as discussed in more detail below, to meet these investment objectives.

FULLY INTEGRATED REAL ESTATE COMPANY
The Company is a fully integrated real estate company with resources dedicated to:

               . marketing               . landscaping
               . development             . property management
               . construction            . civil engineering
               . investment analysis     . legal
               . asset management        . design
               . financing               . information systems

The Company believes that by providing a full range of services it can control quality and provide greater client service, improve timely delivery of its industrial and suburban office developments and promote cost savings.

DEVELOPMENT OF BUSINESS PARK ENVIRONMENTS

The Company develops and owns its properties primarily in business park environments (see discussion under "Properties"). Alone or with its joint venture partners, the Company controls all aspects of the development process in a majority of the business parks in which it operates, including site selection and project concept, master planning and zoning, design and construction, leasing and property management. Each business park is in proximity to an interstate highway interchange and retail and residential amenities.

The Company's business parks emphasize flexible land plans, extensive landscaping and protective covenants which restrict the uses and control the architecture and signage. In addition to its properties, the Company provides landscaping services for other corporate users in its controlled business parks. The Company will continue to emphasize business park development in future years.

PRODUCT FOCUS

The Company develops or acquires industrial and suburban office properties, primarily in suburban locations (see related discussion of product types under "Properties"). The Company's properties can include both single-tenant (build-to-suit) buildings and multi-tenant buildings. The Company designs properties that can be modified economically to meet the needs of various clients and that can often function as either multi-tenant or single-tenant buildings.

The Company develops institutional-quality, general purpose properties that are designed to be architecturally attractive and to serve the needs of a variety of tenants in a particular submarket. The Company attempts to limit tenant improvement expenditures to those which are in demand by, and adaptable with moderate modification to, a high number of users in a market. The Company controls tenant improvement expenditures by utilizing its in-house interior finish department to supervise the construction process and by compensating its marketing representatives based on a formula which takes into account the cost of tenant finish requirements. The Company uses standard finish materials for most of its tenants. The Company's annual purchase programs allow it to procure these materials on a volume discount basis.

SOUTHEAST MARKET FOCUS

The Company focuses its activities in what it believes are some of the fastest growing markets in the Southeast. As detailed below, since 1990, the Company's markets within the Southeast have experienced greater percentage growth in employment and population than the United States as a whole.

                       EMPLOYMENT AND POPULATION GROWTH
                              (PERCENTAGE CHANGE)

--------------------------------------------------------------------------------
                             CUMULATIVE
                         EMPLOYMENT GROWTH   POPULATION GROWTH
                           1990-1996/(A)/      1990-1995/(B)/
--------------------------------------------------------------------------------
Atlanta, GA                    26.4%               15.3%
Nashville, TN                  23.0%               10.6%
Research Triangle, NC          21.2%               15.2%
Orlando, FL                    22.4%               12.2%
Spartanburg, SC                12.2%                6.1%
 U.S. Total                    10.7%                5.4%

(a)  Source:  Bureau of Labor Statistics.
(b)  Source:  U.S. Census Bureau.

Metropolitan Atlanta, Georgia. The Company was founded and is currently headquartered in metropolitan Atlanta, and is one of metropolitan Atlanta's two largest industrial property owners. Metropolitan Atlanta's rapid growth in both employment and population is due in part to its role as a business and distribution center for the entire Southeast. The Company believes that metropolitan Atlanta has been successful attracting business relocations and expansions because of its educated workforce, high-quality of life and well-developed transportation infrastructure.

According to Jamison Research, Inc. ("Jamison"), who publishes data on metropolitan Atlanta's industrial and office real estate markets, the metropolitan area in 1996 recorded its third straight year of industrial net absorption in excess of 10 million square feet. Over the past five years, metropolitan Atlanta's industrial net absorption has totaled more than 50 million square feet. Increased new supply of multi-tenant industrial buildings, however, has recently resulted in a decrease in industrial occupancy in metropolitan Atlanta from 94.5% at December 31, 1995, to 93.7% at December 31, 1996.

Also according to Jamison, metropolitan Atlanta'a office market, exclusive of the downtown submarket, recorded net absorption of approximately 2.8 million square feet during 1996, with occupancy increasing from 90.9% at December 31, 1995, to 92.9% at December 31, 1996. Development of new suburban office buildings has also increased recently. The Company believes that this new development activity has occurred in response to strong levels of demand.

The Company's completed and in-service properties located in metropolitan Atlanta were comprised of approximately 94% industrial properties and approximately 6% suburban office properties at December 31, 1996, and had an average occupancy rate on such date of 96.5%. The Company believes that one of the reasons that the occupancy rate of its metropolitan Atlanta properties is higher than the overall market is that it generally focuses its activities on the submarkets that are among the metropolitan area's strongest. According to Jamison, the major submarkets where the Company generally focuses its activities accounted for less than 50% of metropolitan Atlanta's approximately 400 million square feet of industrial and office space at December 31, 1996, but recorded more than 70% of the metropolitan area's net absorption in 1996. The Company allocates its development activity in metropolitan Atlanta among all four of its primary industrial and suburban office property types and among a number of distinct submarkets, based on its determination of supply and demand conditions.

Nashville, Tennessee. The Company entered the Nashville market in November 1996, with its acquisition of NWI (see Note 8 to the consolidated and combined financial statements). The Company's decision to expand into Nashville was based in part on Nashville's economic diversity, with major industries including publishing, health care, automobile production and tourism, high quality of life and rapid growth in both employment and population. In addition, like Atlanta, Nashville is the state capitol and has a well-developed transportation infrastructure. Nashville is also well located as a point of distribution. According to the Nashville Area Chamber of Commerce, Nashville lies within a 600 mile radius of 50% of the United States population.

According to CB Commercial/Torto Wheaton, who publish data on several industrial and office real estate markets, Nashville's industrial real estate market totals approximately 112 million square feet; net absorption was approximately 1.6 million square feet in 1996; and the market occupancy rate was 93.3% as of December 31, 1996.

Also according to CB Commercial/Torto Wheaton, Nashville's office market totals approximately 17 million square feet; net absorption was approximately 552,000 square feet in 1996; and the market occupancy rate was approximately 92.0% as of December 31, 1996.

Because of NWI's established presence in the Nashville industrial real estate market, the Company is initially operating in Nashville under the name "Weeks/NWI."

Research Triangle, North Carolina. The Company entered the Research Triangle area of North Carolina in December 1996, with its acquisition of Lichtin (see
Note 8 to the consolidated and combined financial statements). The Company's decision to expand into the Research Triangle was based in part on the area's success as a center for high technology, communications, research and development and health care, as well as its high quality of life, rapid employment and population growth and educated workforce. The area attracts many of its employees from its three universities: Duke University, The University of North Carolina and North Carolina State University.

Research Triangle Park, which is located adjacent to most of the Company's portfolio, is one of the nation's largest planned research parks, with more than 70 national and international research organizations employing over 35,000 people. Research Triangle Park generally consists of corporate-owned facilities devoted to research and development. Many of the Company's properties house administrative, technology and service functions which complement the activities of businesses with facilities located within Research Triangle Park.

Because the Research Triangle's economy is based more on services, government and trade than on manufacturing, the industrial real estate market is smaller than it is in comparable other southeastern cities. According to Karnes Research Company, who publishes data on the Research Triangle industrial and office real estate markets, the Research Triangle's combined industrial and office real estate markets total approximately 37 million square feet; net absorption was approximately 1.1 million square feet in the last half of 1996; and the occupancy rate of the Research Triangle's combined industrial and office market was approximately 92.7% as of December 31, 1996.

Because of Lichtin's established presence in the Research Triangle industrial and suburban office real estate markets, the Company is initially conducting its operations there under the name "Weeks/Lichtin."

Orlando, Florida. The Company entered the Orlando market in April, 1995 with the purchase of an approximately 190,000 square foot portfolio of industrial properties. The Company's decision to expand into Orlando was based in part on the city's geographic location as a point of distribution for the state of Florida, the most highly populated state in the Southeast, as well as Orlando's well-developed transportation infrastructure and its rapid employment and population growth. The Company decided to pursue its own expansion into Orlando, without acquiring an established local industrial or suburban office real estate company, because it perceived a relative lack of competition and an opportunity to build a presence in the market. Since entering Orlando in 1995, the Company has increased its portfolio of properties to approximately 407,000 square feet as of December 31, 1996, and has opened a local office, staffed by a recently hired Vice President of the Company who has approximately ten years experience in the market.

According to CB Commercial/Torto Wheaton, Orlando's industrial real estate market totals approximately 74 million square feet; net absorption was approximately 1.1 million square feet in 1996; and the market occupancy rate was approximately 94.3% as of December 31, 1996.

Also according to CB Commercial/Torto Wheaton, Orlando's office real estate market totals approximately 19 million square feet; net absorption was approximately 354,000 square feet in 1996; and the market occupancy rate was approximately 90.7% as of December 31, 1996. Spartanburg, South Carolina. Spartanburg is the Company's smallest market and is served out of the Company's Atlanta headquarters. The Company's activities in Spartanburg consist of properties owned and developed at Hillside business park. Hillside is located one exit north on I-85 from BMW's automobile production facility that opened in 1995. The occupancy rate of the Company's approximately 389,000 square feet of completed and in-service properties in Spartanburg was 100% as of December 31, 1996.


                           BUSINESS GROWTH STRATEGY

DEVELOPMENT

The Company is a leading developer of institutional-quality, general purpose industrial multi-tenant and build-to-suit properties, and has substantial experience in all phases of the development process, including market analysis, site selection, zoning, design, civil engineering, construction and landscaping. The Company currently has adequate sources for raw materials needed to construct its new properties, including access to qualified labor and subcontractors. The Company has completed and stabilized 22 development properties and two property expansions totaling approximately 2.7 million square feet since its IPO. All of these properties are currently 100% leased.

ACQUISITIONS

The Company balances its development activity by making opportunistic acquisitions in strategic locations that establish or enhance the Company's market position, or where the Company's skills and market knowledge can enhance value through additional development, property management or physical upgrades. Since its IPO (including the 17 properties acquired in connection therewith) the Company has acquired 112 properties totaling approximately 6.6 million square feet.

RISKS OF DEVELOPMENT AND ACQUISITIONS

New project development is subject to a number of risks, including risks of construction delays or cost overruns that may increase project costs, risks that the project will not achieve anticipated occupancy levels or sustain anticipated rent levels, and new project commencement risks such as the failure to obtain zoning, occupancy and other required government permits and authorizations, and the incurrence of development costs in connection with projects that are not pursued to completion.

Acquisitions entail risks that (i) existing agreements to acquire properties may fail to close, (ii) acquired properties may not perform in accordance with management's expectations, including projected occupancy and rental rates, (iii) the senior executives and employees of an acquired business will not be successfully integrated into the Company, or (iv) the Company may have underestimated the cost of improvements required to bring an acquired property up to standards established for the market position intended for that property. Although the Company has successfully acquired properties and effectively integrated their operations in the past, there can be no assurance that the Company will be able to continue to make successful acquisitions in the future or that any such acquisitions will be successfully integrated into the

Company's operations. Furthermore, there can be no assurance that an acquisition will not have an adverse effect upon the Company's operating results, particularly in the fiscal quarters immediately following the consummation of such acquisition. There can be no assurance that the Company will be able to continue to operate an acquired business in a profitable manner.

Both development and acquisitions also involve risks that the Company will fail to obtain adequate sources of financing (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources").

LAND CONTROL

An important part of the Company's development strategy is to own or control land sufficient to allow it to develop exclusive business park environments and to accommodate the expansion and relocation needs of its tenants. The Company employs a number of ownership and control arrangements in its land strategy, including outright purchases, joint ventures, staged acquisitions, options and exclusive marketing and development agreements. By doing so, the Company believes that it can control sufficient land acreage, while mitigating the negative impact of land carrying costs.

The Company also owns or controls (through agreements to purchase, options and marketing and development agreements) approximately 1,891 net usable acres of undeveloped land, located primarily in existing business parks with zoning and infrastructure in place. The Company believes the development potential of this land may ultimately total approximately 20.1 million square feet (see "Properties").

INTERNAL GROWTH

The Company maximizes its available cash flow by increasing the occupancy rate of those properties that are not fully leased, maintaining high occupancy rates, raising effective rental rates and controlling operating expenses and capital expenditures. The occupancy rate of the Company's stabilized properties (i.e., those having reached substantial lease-up) was 96.2% as of December 31, 1996. The Company believes that its emphasis on providing quality facilities and client service has resulted in a high retention of its tenants and low turnover. Of the leases that expired in 1996 (representing approximately 1.7 million square feet), tenants occupying approximately 67% of such space renewed their leases with the Company. The Company believes that this high retention of its tenants results in lower re-leasing costs and decreased potential loss due to vacancy. In addition, in 1996, 40 tenant expansions were completed for existing tenants, totaling approximately 490,000 square feet.

The leases for the Company's properties have terms ranging from one to fifteen years, with terms for multi-tenant properties typically between three and five years and for build-to-suit properties typically between seven and ten years. Typically, the tenant in a multi-tenant property pays for increases in taxes, operating costs and insurance above a base year level. For build-to-suit properties, the tenant typically pays for all taxes, insurance and operating costs. Approximately 64% of the Company's leases (based on leased square footage as of December 31, 1996) contain contractual rent escalations.

The high average occupancy of the Company's properties reflects the generally strong supply and demand conditions in its markets. As a result, the Company continues to be able to increase average rents and generally to avoid offering tenant concessions. During 1996, the

Company renewed or re-leased approximately 2.0 million square feet of second-generation space in its properties. Cash-basis rental rates on this space increased by an average of 4.2%, calculated by comparing the initial cash-basis rent to be paid by the tenant under the new or renewed lease with the ending cash-basis rent paid by the tenant under the previous lease on the same space.

As shown in the table provided under "Properties -- Tenants," excluding Scientific Atlanta, which accounted for approximately 3.8% of annualized base rent, no single tenant accounted for more than 1.8% of annualized base rent from leases under which tenants were paying rent as of December 31, 1996.

GEOGRAPHIC EXPANSION

While Metropolitan Atlanta, Georgia will remain the Company's primary focus, the Company intends to continue expanding carefully into new southeastern markets. The Company intends to expand into other markets only when it believes it can achieve over time a significant market presence. The Company's activities to date have included the 1990 expansion into Spartanburg, South Carolina, the 1995 expansion into Orlando, Florida, and the 1996 expansions into Nashville, Tennessee and the Research Triangle area of North Carolina. As a result of its geographic expansion, the Company has reduced its concentration of properties in metropolitan Atlanta, Georgia, to 74% at December 31, 1996 (based on square footage and excluding properties under development and/or under agreement to acquire), from 95% at December 31, 1995 (calculated on the same basis).

ITEM 2.   PROPERTIES

As of December 31, 1996, the Company owned or had agreements to acquire 233 properties, including 24 properties and two property expansions which were under development or in lease-up and 21 properties which were under agreements to be acquired. Of the 233 properties, 208 were industrial buildings, 22 were office buildings and three were retail buildings. The Company's 188 completed and in-service properties (i.e. excluding properties under development or in lease-up or under agreement to acquire) were 96.2% occupied at December 31, 1996.

The Company also owns or holds joint venture interests in approximately 919 acres of land held for development, has agreements to acquire an additional 200 acres, has the potential to acquire 177 acres under option arrangements and has exclusive marketing or development rights on an additional 595 acres of land. The majority of the properties and land held for development, which are under agreements to acquire, are located in Nashville, Tennessee and the Research Triangle area of North Carolina and are part of the NWI and Lichtin acquisition transactions in 1996. The information appearing on pages 15 to 22 reflects information regarding the Company's properties as of December 31, 1996, including properties under development or in lease-up, or under agreement to acquire.

INDUSTRIAL PROPERTIES

The Company owned and had agreements to acquire 208 industrial buildings as of December 31, 1996, of which 150 are located in Atlanta Georgia, 25 are located in Nashville, Tennessee, 20 are located in the Research Triangle area of North Carolina, nine are located in Orlando, Florida and four are located in Spartanburg, South Carolina. These buildings can be characterized by their use: business distribution, bulk warehouse or business service. The Company owned or had agreements to acquire 136 business distribution buildings, 34 bulk warehouse buildings, and 38 business service buildings at year-end.

Business distribution buildings are generally 20,000 to 100,000 square feet in size, have warehouse clear ceiling heights of 18' to 24', building depths of 120' to 200', office finish of 10% to 50%, dock-high truck doors (which are designed to accommodate tractor-trailers) and typically cost $35 to $45 per square foot to construct. These buildings may function as national headquarters, sales and administration, research and development and light manufacturing facilities in addition to distribution facilities.

Bulk warehouse buildings are generally 75,000 to 250,000 square feet in size, have clear ceiling heights of 24' to 30', building depths of 200' to 300', office finish of 2% to 15%, dock-high truck doors and typically cost $22 to $30 per square foot to construct. These buildings generally function as regional or local storage and distribution facilities.

Business service buildings are generally 20,000 to 80,000 square feet in size, have clear ceiling heights of 14' to 16', building depths of 80' to 130', office finish of 60% to 100%, drive-in truck doors (which are designed to accommodate delivery vans) and typically cost $65 to $75 per square foot to construct. These buildings are used by tenants primarily for clerical, administrative and executive offices.

                         WEEKS CORPORATION PROPERTIES
                           (As of December 31, 1996)

------------------------------------------------------------------------------------------------------------------------------------

                                              Total                 Ceiling
                                   Property   Square   Office        Height         Year           Year          Company   Occupancy

Market/Business  Park/Property    Type/(1)/    Feet    Finish/(2)/   (Feet)       Developed/(3)/  Acquired/(4)/  Ownership Rate/(5)/

------------------------------------------------------------------------------------------------------------------------------------

METROPOLITAN ATLANTA, GEORGIA

NORTHEAST/I-85 SUBMARKET

Gwinett Park
   1 1750 Beaver Ruin Rd. (6)         S        67,600    100%            16           1996                        100.0%        -
   2 4258 Communications Dr.          D        57,000     14%            22           1981                        100.0%       0.0%
   3 4261 Communications Dr.          D        56,600     33%            22           1981           1994         100.0%     100.0%
   4 4291 Communications Dr.          D        31,500     29%            20           1981                        100.0%     100.0%
   5 1826 Doan Way                    D        57,200     36%            20           1984                        100.0%     100.0%
   6 1857 Doan Way                    D        16,000     13%            18           1970                        100.0%     100.0%
   7 1650 International Blvd.         D        52,461     33%            22           1984                        100.0%     100.0%
   8 4245 International Blvd.         D       249,200     10%            24           1985                        100.0%     100.0%
   9 4250 International Blvd.         D        47,030     80%            20           1986                        100.0%     100.0%
  10 4295 International Blvd.         D        49,896     31%            20           1984                        100.0%     100.0%
  11 4320 International Blvd.         D        32,000     20%            20           1984                        100.0%     100.0%
  12 4350 International Blvd.         D        64,152     38%            20           1982                        100.0%     100.0%
  13 4355 International Blvd.         D        60,760     59%            14           1983           1994         100.0%     100.0%
  14 4405-A International Blvd.       S        50,000     94%            14           1984                        100.0%     100.0%
  15 4405-B International Blvd.       S        61,176     88%            14           1984                        100.0%      81.4%
  16 4405-C International Blvd.       S        10,644     98%            14           1984                        100.0%      87.2%
  17 1828 Meca Way                    D        63,000     32%            22           1975                        100.0%     100.0%
  18 1858 Meca Way                    D        58,600     49%            22           1975                        100.0%     100.0%
  19 4317 Park Dr.                    D        47,243     56%            20           1985                        100.0%     100.0%
  20 4357 Park Dr.                    D        65,800     31%            20           1979                        100.0%     100.0%
  21 4366 Park Dr.                    O         9,471    100%             9           1981                        100.0%      51.1%
  22 4386 Park Dr.                    D        67,118     30%            22           1973                        100.0%     100.0%
  23 4436 Park Dr.                    D        66,232     12%            18           1968                        100.0%     100.0%
  24 4437 Park Dr.                    D        73,456     16%            20           1978                        100.0%      49.9%
  25 4467 Park Dr.                    D        66,203     16%            20           1978                        100.0%     100.0%
  26 4476 Park Dr.                    D        42,200     17%            22           1977                        100.0%     100.0%
  27 4487 Park Dr.                    D        89,204     49%            20           1978                        100.0%     100.0%
  28 1835 Shackleford Ct.             O        56,576    100%             9           1990                        100.0%      97.4%
  29 1854 Shackleford Ct.             O        94,677    100%             9           1985                        100.0%      90.5%
  30 4274 Shackleford Rd.             D        80,822     27%            24           1974                        100.0%     100.0%
  31 4275 Shackleford Rd.             O        32,280    100%             9           1985                        100.0%      97.8%
  32 4344 Shackleford Rd.             D        52,924     11%            20           1975           1994         100.0%     100.0%
  33 4355 Shackleford Rd.             D       137,100     60%            20           1972                        100.0%     100.0%
  34 4364 Shackleford Rd.             D        31,040     16%            22           1973                        100.0%     100.0%
  35 4366 Shackleford Rd.             D        56,709     23%            22           1981                        100.0%     100.0%
  36 4388 Shackleford Rd.             D        89,612     17%            22           1981                        100.0%     100.0%
  37 4400 Shackleford Rd.             D        39,004     15%            20           1981                        100.0%     100.0%
  38 4444 Shackleford Rd.             D        15,000     18%            22           1979                        100.0%     100.0%
                                  --------------------------------------------------------------------------------------------------

                                            2,367,690     40%                                                                 94.7%
                                  --------------------------------------------------------------------------------------------------


                         WEEKS CORPORATION PROPERTIES
                           (As of December 31, 1996)

------------------------------------------------------------------------------------------------------------------------------------
                                                  Total                  Ceiling
                                  Property       Square      Office      Heights     Year           Year         Company   Occupancy

Market/Business Park/Property      Type/(1)/     Feet     Finish/(2)/    (Feet)   Developed/(3)/ Acquired/(4)/  Ownership  Rate/(5)/
------------------------------------------------------------------------------------------------------------------------------------
HORIZON
  39 90 Horizon Dr.                  D            13,400       42%         20        1992                          100.0%   100.0%
  40 225 Horizon Dr.                 B            96,000       15%         24        1990                          100.0%   100.0%
  41 250 Horizon Dr. (6)             B           267,619        5%         30        1997                          100.0%
  42 300 Horizon Dr.                 B           256,000        4%         30        1994                          100.0%   100.0%
  43 2775 Horizon Ridge Ct.          B           223,219        5%         26        1996                          100.0%   100.0%
  44 2780 Horizon Ridge Ct. (6)      B           222,643        7%         30        1997                          100.0%
  45 2800 Vista Ridge Dr.            B           252,092        7%         26        1995                          100.0%   100.0%
                                 -------------------------------------------------------------------------------------------------
                                               1,330,973        7%                                                          100.0%
                                 -------------------------------------------------------------------------------------------------

NORTHWOODS
  46 2915 Courtyards Circle          D            40,058       45%         18        1986           1995           100.0%    97.8%
  47 2925 Courtyards Dr.             D            71,763       25%         22        1986           1995           100.0%   100.0%
  48 2975 Courtyards Circle          D            27,342       75%         20        1986           1995           100.0%   100.0%
  49 2995 Courtyards Circle          D            18,542       65%         18        1986           1995           100.0%   100.0%
  50 2725 Northwoods Pkwy.           D            76,686       14%         22        1984           1996           100.0%   100.0%
  51 2755 Northwoods Pkwy.           D            48,270       21%         20        1986           1996           100.0%   100.0%
  52 2775 Northwoods Pkwy.           D            32,192       72%         20        1986           1996           100.0%   100.0%
  53 2850 Northwoods Pkwy.           D           102,128       19%         22        1988           1995           100.0%   100.0%
  54 3040 Northwoods Pkwy.           D            50,480       22%         22        1984           1996           100.0%   100.0%
  55 3044 Northwoods Circle          D            24,367       32%         22        1984           1995           100.0%   100.0%
  56 3055 Northwoods Pkwy.           D            31,946       33%         18        1985           1996           100.0%   100.0%
  57 3075 Northwoods Pkwy.           S            41,420       69%         14        1985           1996           100.0%   100.0%
  58 3080 Northwoods Circle          O            30,768      100%          9        1952           1996           100.0%   100.0%
  59 3100 Northwoods Pkwy.           S            39,728       73%         14        1985           1996           100.0%   100.0%
  60 3155 Northwoods Pkwy.           S            40,530       35%         14        1985           1996           100.0%   100.0%
  61 3175 Northwoods Pkwy.           S            33,405      100%         14        1985           1996           100.0%   100.0%
                                 -------------------------------------------------------------------------------------------------
                                                 709,625       42%                                                           99.9%
                                 -------------------------------------------------------------------------------------------------

GWINETT PAVILION
  62 1480 Beaver Ruin Rd.            R            14,992        0%          9        1989                          100.0%    87.2%
  63 1505 Pavilion Place             D            78,400       93%         20        1988                          100.0%   100.0%
  64 3883 Steve Reynolds Blvd.       D           137,061       26%         22        1990                          100.0%   100.0%
  65 3890 Steve Reynolds Blvd.       D            48,800       80%         20        1991                          100.0%   100.0%
  66 3905 Steve Reynolds Blvd.       D            64,800       17%         25        1995                          100.0%   100.0%
  67 3950 Steve Reynolds Blvd.       B            80,000       11%         20        1992                          100.0%   100.0%
  68 4020 Steve Reynolds Blvd. (6)   D            44,260       36%         22        1997                          100.0%
  69 4025 Steve Reynolds Blvd.       D            70,400       38%         22        1994                          100.0%   100.0%
                                 -------------------------------------------------------------------------------------------------
                                                 538,713       39%                                                          99.6%
                                 -------------------------------------------------------------------------------------------------

BERKELEY LAKE DISTRIBUTION CENTER
  70 3130 North Berkeley Lake Rd. (6)B           240,000        3%         26        1996                          100.0%     -
  71 3280 Summit Ridge Pkwy. (6)     B           173,360        4%         28        1997                          100.0%     -
  72 3290 Summit Ridge Pkwy. (6)     B           100,800        4%         28        1997                          100.0%     -
                                 -------------------------------------------------------------------------------------------------
                                                 514,160        3%                                                            -
                                 -------------------------------------------------------------------------------------------------

                         WEEKS CORPORATION PROPERTIES
                           (As of December 31, 1996)

------------------------------------------------------------------------------------------------------------------------------------

                                                Total                    Ceiling
                                   Property     Square       Office      Height       Year          Year         Company   Occupancy
Markert/Business Park/Property      Type/(1)/    Feet      Finish/(2)/   (Feet)    Developed/(3)/ Acquired/(3)/ Ownership  Rate/(3)/
------------------------------------------------------------------------------------------------------------------------------------

PEACHTREE CORNERS DISTRIBUTION
  73 5401 Buford Hwy.                 B          74,360         12%         24         1987          1995       100.0%       55.5%
  74 5403 Buford Hwy.                 B         108,140         12%         24         1987          1995       100.0%      100.0%
  75 5405 Buford Hwy.                 B          61,982         10%         24         1989          1995       100.0%      100.0%
  76 5409 Buford Hwy.                 B         111,873          7%         24         1989          1995       100.0%      100.0%
                                  ------------------------------------------------------------------------------------------------
                                                356,355         10%                                                          90.7%
                                  ------------------------------------------------------------------------------------------------
PINEBROOK
  77 2625 Pinemeadow Ct.              B         139,540         21%         24         1994                     100.0%      100.0%
  78 2660 Pinemeadow Ct.              B         104,000          1%         24         1996                     100.0%      100.0%
  79 2450 Satellite Blvd.             B         102,862         17%         30         1994          1994       100.0%      100.0%
                                  ------------------------------------------------------------------------------------------------
                                                346,402         14%                                                         100.0%
                                  ------------------------------------------------------------------------------------------------
NORTHBROOK
  80 1000 Northbrook Pkwy.            B         131,660          9%         25         1986                     100.0%       84.8%
  81 675 Old Peachtree Rd.            B         176,820          3%         25         1988                     100.0%      100.0%
                                  ------------------------------------------------------------------------------------------------
                                                308,480          6%                                                          93.5%
                                  ------------------------------------------------------------------------------------------------
DRUID CHASE
  82 2801 Buford Hwy.                 O         115,712        100%          9         1977          1989       100.0%       84.9%
  83 1190 West Druid Hills Dr.        O          79,868        100%          9         1980          1989       100.0%       93.9%
  84 2071 North Druid Hills Rd.       R           4,115          0%         12         1968                     100.0%      100.0%
  85 6 West Druid Hills Dr.           O          81,503        100%          9         1968          1989       100.0%       75.7%
                                  ------------------------------------------------------------------------------------------------
                                                281,198         99%                                                          85.0%
                                  ------------------------------------------------------------------------------------------------
MEADOWBROOK
  86 2450 Meadowbrook Pkwy.           D          68,400         17%         20         1989          1994       100.0%      100.0%
  87 2475 Meadowbrook Pkwy.           D          59,086         80%         20         1986                     100.0%      100.0%
  88 2500 Meadowbrook Pkwy.           D          68,800         13%         20         1987                     100.0%       62.5%
  89 2505 Meadowbrook Pkwy.           D          53,481         14%         20         1990                     100.0%      100.0%
                                  ------------------------------------------------------------------------------------------------
                                                249,767         30%                                                          89.7%
                                  ------------------------------------------------------------------------------------------------
CRESTWOOD POINTE
  90 3805 Crestwood Pkwy. (6)         O         105,295        100%          9         1997                     100.0%         -
                                  ------------------------------------------------------------------------------------------------
                                                105,295        100%                                                            -
                                  ------------------------------------------------------------------------------------------------
PARK CREEK
  91 2825 Breckinridge Blvd.          S          45,559        100%         14         1986          1996       100.0%      100.0%
  92 2875 Breckinridge Blvd.          S          57,918         11%         14         1986          1996       100.0%      100.0%
                                  ------------------------------------------------------------------------------------------------
                                                103,477         50%                                                         100.0%
                                  ------------------------------------------------------------------------------------------------
RIVER GREEN
  93 3450 River Green Ct.             D          33,600         80%         18         1989          1995       100.0%      100.0%
  94 4800 River Green Pkwy.           D          25,538         80%         18         1989          1995       100.0%      100.0%
                                  ------------------------------------------------------------------------------------------------
                                                 59,138         80%                                                         100.0%
                                  ------------------------------------------------------------------------------------------------

                          WEEKS CORPORATION PROPETIES
                           (As of December 31, 1996)

------------------------------------------------------------------------------------------------------------------------------------
                                                    Total               Ceiling
                                         Property  Square    Office     Height      Year             Year        Company   Occupancy
Market/Business Park/Property           Type/(1)/   Feet   Finish/(2)/  (Feet)  Developed/(3)/  Acquired/(4)/   Ownership  Rate/(5)/
------------------------------------------------------------------------------------------------------------------------------------
OTHER NORTHEAST/I-85
  95 1705 Belle Meade Ct.                   D       31,624      43%       18        1988             1994         100.0%     100.0%
  96 4125 Buford Hwy.                       B      210,000       3%       28        1995                          100.0%     100.0%
  97 6525-27 Jimmy Carter Blvd.             D       92,735      54%       22        1983             1996         100.0%     100.0%
  98 3171 McCall Dr.                        D       16,075      13%       22        1967             1994         100.0%     100.0%
  99 7250 McGinnis Ferry Rd.                D       70,600      19%       48        1996                          100.0%     100.0%
 100 5300 Peachtree Industrial Blvd.        R       29,870       0%       25        1966             1994         100.0%     100.0%
 101 5755 Peachtree Industrial Blvd. (6)    O       50,000     100%        9        1997                          100.0%       -
 102 5765 Peachtree Industrial Blvd. (6)    D       60,000     100%       22        1997                          100.0%       -
 103 5775 Peachtree Industrial Blvd. (6)    D       60,000      37%       22        1997                          100.0%       -
 104 4280 Northeast Expressway              B       56,530      10%       30        1962             1994         100.0%     100.0%
                                        --------------------------------------------------------------------------------------------
                                                   677,434      33%                                                          100.0%
                                        --------------------------------------------------------------------------------------------

NORTH CENTRAL SUBMARKET

NORTHMEADOW
 105 11835 Alpharetta Hwy.                  O       15,000     100%        9        1994                          100.0%     100.0%
 106 250 Hembree Pkwy. (6)(10)              D       94,500      25%       22        1996                            0.0%       -
 107 1100 Northmeadow Pkwy.                 S       50,891      80%       16        1989             1995         100.0%     100.0%
 108 1125 Northmeadow Pkwy.                 D       67,104      49%       22        1987             1995         100.0%     100.0%
 109 1150 Northmeadow Pkwy.                 D       52,050      65%       22        1988             1995         100.0%     100.0%
 110 1175 Northmeadow Pkwy.                 D       71,264      58%       22        1987             1995         100.0%     100.0%
 111 1225 Northmeadow Pkwy.                 S       37,520      79%       14        1989             1995         100.0%     100.0%
 112 1250 Northmeadow Pkwy.                 D       52,224      90%       18        1989             1995         100.0%     100.0%
 113 1325 Northmeadow Pkwy.                 S       70,700      77%       14        1990             1995         100.0%      96.6%
 114 1335 Northmeadow Pkwy. (6)(10)         S       89,150     100%       14        1996                            0.0%       -
 115 1350 Northmeadow Pkwy.                 D       64,500      89%       22        1994                          100.0%     100.0%
 116 11390 Old Roswell Road (6)(10)         S       47,600      50%       14        1997                            0.0%       -
                                        --------------------------------------------------------------------------------------------
                                                   712,503      69%                                                           99.5%
                                        --------------------------------------------------------------------------------------------

HEMBREE CREST
 117 11415 Old Roswell Rd.                  B       80,000       6%       24        1991             1995         100.0%     100.0%
 118 11800 Wills Rd.                        D       42,691      32%       22        1987             1995         100.0%     100.0%
 119 11810 Wills Rd.                        D       59,334      23%       22        1987             1995         100.0%     100.0%
 120 11820 Wills Rd.                        D      103,222      14%       24        1987             1995         100.0%     100.0%
                                        --------------------------------------------------------------------------------------------
                                                   285,247      16%                                                          100.0%
                                        --------------------------------------------------------------------------------------------

MANSELL COMMONS
 121 993 Mansell Rd.                        D       21,600      64%       20        1987             1995         100.0%     100.0%
 122 995 Mansell Rd.                        D       16,800      42%       20        1987             1995         100.0%     100.0%
 123 997 Mansell Rd.                        D       14,400      27%       20        1987             1995         100.0%     100.0%
 124 999 Mansell Rd.                        D       19,200      12%       20        1987             1995         100.0%     100.0%
 125 1003 Mansell Rd.                       D       20,800      80%       20        1990             1995         100.0%     100.0%
 126 1005 Mansell Rd.                       D       16,800      55%       20        1990             1995         100.0%      75.0%
 127 1007 Mansell Rd.                       D       37,450      41%       20        1990             1995         100.0%     100.0%
 128 1009 Mansell Rd.                       S       38,082      59%       14        1986             1995         100.0%     100.0%
 129 1011 Mansell Rd.                       S       38,630      89%       14        1984             1995         100.0%     100.0%
                                        --------------------------------------------------------------------------------------------
                                                   223,762      56%                                                           98.1%
                                        --------------------------------------------------------------------------------------------

HEMBREE PARK
 130 105 Hembree Park Dr.                   D       45,490      39%       20        1988             1995         100.0%      67.8%
 131 150 Hembree Park Dr.                   D       44,343     100%       24        1985             1995         100.0%     100.0%
 132 200 Hembree Park Dr.                   D       43,559      38%       24        1985             1995         100.0%     100.0%
 133 645 Hembree Pkwy.                      D       43,956      76%       24        1986             1995         100.0%     100.0%
 134 655 Hembree Pkwy.                      D       43,956      73%       24        1986             1995         100.0%     100.0%
                                        --------------------------------------------------------------------------------------------
                                                   221,304      65%                                                           93.4%
                                        --------------------------------------------------------------------------------------------

                         WEEKS CORPORATION PROPERTIES
                           (As of December 31, 1996)

------------------------------------------------------------------------------------------------------------------------------------
                                                   Total                Ceiling
                                        Property   Square     Office    Height      Year          Year          Company    Occupancy
Market/Business Park/Property           Type/(2)/  (Feet)   Finish/(2)/ (Feet)  Developed/(3)/ Acquired/(4)/   Ownership   Rate/(5)/
------------------------------------------------------------------------------------------------------------------------------------
NORTHWINDS
 135 2555 Northwinds Pkwy. (6)              O       64,981    100%        9         1997                           100.0%       -
                                        --------------------------------------------------------------------------------------------
                                                    64,981    100%
                                        --------------------------------------------------------------------------------------------

OTHER NORTH CENTRAL PROPERTIES
 136 10745 Westside Pkwy.                   O       58,093    100%        9         1995                           100.0%    100.0%
                                        --------------------------------------------------------------------------------------------
                                                    58,093    100%                                                           100.0%
                                        --------------------------------------------------------------------------------------------

AIRPORT/SOUTH ATLANTA SUBMARKET

SOUTHRIDGE
 137 5025 Derrick Jones Rd. (6)(10)         D       89,600     15%       22         1996                             0.0%      -
 138 5099 Southridge Pkwy. (8)              D       32,449     38%       18         1990           1994            100.0%     60.3%
 139 5136 Southridge Pkwy. (8)              D       47,125     27%       22         1990           1994            100.0%    100.0%
 140 5139 Southridge Pkwy. (8)              D       48,767     40%       18         1991           1994            100.0%    100.0%
 141 5149 Southridge Pkwy. (8)              D       41,400     29%       20         1990           1994            100.0%    100.0%
     5149 Southridge Pkwy - Exp #1 (6)(9)   D       46,800     19%       21         1996                             2.5%      -
 142 5156 Southridge Pkwy. (8)              D       76,500      8%       22         1992           1994            100.0%    100.0%
 143 5169 Southridge Pkwy.                  D       69,600     20%       24         1994                           100.0%    100.0%
 144 5195 Southridge Pkwy. (6)(9)           D       60,000     25%       24         1995                             2.5%      -
                                        --------------------------------------------------------------------------------------------
                                                   512,241     22%                                                            95.9%
                                        --------------------------------------------------------------------------------------------

LIBERTY DISTRIBUTION CENTER
 145 120 Declaration Dr. (6)                B      301,200      2%       28         1997                           100.0%      -
                                        --------------------------------------------------------------------------------------------
                                                   301,200      2%
                                        --------------------------------------------------------------------------------------------

SULLIVAN INTERNATIONAL
 146 703 Sullivan Rd.                       D       19,936     32%       18         1990           1994            100.0%    100.0%
 147 721 Sullivan Rd.                       D       18,232    100%       18         1991           1994            100.0%    100.0%
 148 727 Sullivan Rd.                       D       20,000     41%       18         1988           1994            100.0%    100.0%
 149 739 Sullivan Rd.                       D       20,000     38%       18         1989           1994            100.0%     25.0%
                                        --------------------------------------------------------------------------------------------
                                                    78,168     52%                                                            80.8%
                                        --------------------------------------------------------------------------------------------

OTHER AIRPORT/SOUTH ATLANTA PROPERTIES
 150 105 Kings Mill Rd.                     B      153,000      2%       24         1994                           100.0%    100.0%
     105 Kings Mill Rd. Expansion #1        B      100,890      0%       28         1995                           100.0%    100.0%
                                        --------------------------------------------------------------------------------------------
                                                   253,890      1%                                                           100.0%
                                        --------------------------------------------------------------------------------------------

NORTHWEST/I-75 SUBMARKET

TOWNPOINT
 151 3240 Town Point Dr. (6)                D      140,400     33%       24         1996                           100.0%      -
 152 3330 West Town Point Dr.               D       88,000     10%       24         1994                           100.0%    100.0%
 153 3350 West Town Point Dr.               D       76,800     19%       24         1995                           100.0%    100.0%
                                        --------------------------------------------------------------------------------------------
                                                   305,200     23%                                                           100.0%
                                        --------------------------------------------------------------------------------------------

NORTHWEST BUSINESS CENTER
 154 1331-37-41-51 Capital Circle           S       79,661     81%       15         1985           1996            100.0%     97.3%
 155 1335 Capital Circle                    S       59,468     32%       17         1985           1996            100.0%    100.0%
                                        --------------------------------------------------------------------------------------------
                                                   139,129     60%                                                            98.4%
                                        --------------------------------------------------------------------------------------------

OTHER NORTHWEST/ I-75 PROPERTIES
 156 240 Northpoint Pkwy.                   B      127,800      7%       24         1995                           100.0%    100.0%
     240 Northpoint Pkwy. - Exp. #1 (6)     B       95,100      2%       24         1997                           100.0%      -
 157 1950 Vaughn Rd.                        D      162,651     29%       30         1992                           100.0%    100.0%
                                        --------------------------------------------------------------------------------------------
                                                   385,551     15%                                                           100.0%
                                        --------------------------------------------------------------------------------------------

                         WEEKS CORPORATION PROPERTIES
                           (As of December 31, 1996)


------------------------------------------------------------------------------------------------------------------------------------

                                                   Total                Ceiling
                                        Property   Square     Office    Height      Year          Year          Company    Occupancy

Market/Business Park/Property           Type/(2)/  (Feet)   Finish/(2)/ (Feet)  Developed/(3)/ Acquired/(4)/   Ownership   Rate/(5)/

------------------------------------------------------------------------------------------------------------------------------------

STONE MOUNTAIN SUBMARKET

PARKNORTH
     158 675 Parknorth Blvd.                D         96,500      49%     24        1990           1995          100.0%    100.0%
     159 696 Parknorth Blvd.                D         97,800      12%     22        1986           1995          100.0%    100.0%
     160 715 Parknorth Blvd.                D         75,600      36%     22        1989           1995          100.0%     80.3%
     161 735 Parknorth Blvd.                D        112,320      38%     22        1989           1995          100.0%     87.8%
     162 736 Parknorth Blvd.                S         36,450      74%     14        1992           1995          100.0%    100.0%
     163 780 Parknorth Blvd.                D         67,200      92%     18        1988           1995          100.0%    100.0%
     164 808 Parknorth Blvd.                S         21,600     100%     14        1986           1995          100.0%     40.0%
     165 815 Parknorth Blvd.                S         35,000      77%     16        1989           1995          100.0%    100.0%
                                         -------------------------------------------------------------------------------------------

                                                     542,470      49%                                                       92.3%
                                         -------------------------------------------------------------------------------------------


CHATTAHOOCHEE SUBMARKET

CHATTAHOOCHEE
     166 1670 DeFoors Ave.                  D         48,007      26%     14        1960           1989          100.0%    100.0%
                                         -------------------------------------------------------------------------------------------

                                                      48,007      26%                                                      100.0%
                                         ------------------------------------------------------------------------------------------

NASHVILLE, TENNESSEE

AIRPARK BUSINESS CENTER
     167 400 Airpark Center Dr.             S         52,748       7%     16        1989           1996          100.0%     62.1%
     168 500 Airpark Center Dr.             D         90,185      23%     18        1988           1996          100.0%     97.6%
     169 600 Airpark Center Dr.             D         78,800      15%     18        1990           1996          100.0%     95.6%
     170 700 Airpark Center Dr.             D         77,500      32%     17        1992           1996          100.0%     95.2%
     171 800 Airpark Center Dr.             D         93,928      35%     19        1995           1996          100.0%     90.1%
     172 900 Airpark Center Dr.             D         84,307      12%     26        1985           1996          100.0%    100.0%
     173 1400 Donelson Pike                 S        102,727      84%     16        1986           1996          100.0%     99.9%
     174 1410 Donelson Pike                 S        108,300      55%     16        1986           1996          100.0%     83.7%
     175 1413 Donelson Pike                 B         66,737       9%     26        1996           1996          100.0%    100.0%
     176 1420 Donelson Pike                 S         90,000      52%     16        1995           1996          100.0%     87.5%
     177 5270 Harding Place                 B         51,960      10%     26        1996           1996          100.0%    100.0%
     178 Airpark Center X (7)               B         106,122      0%     17        1996                           0.0%       -
     179 Airpark Center XII (7)             D         156,830      0%     19        1996                           0.0%       -
                                         ------------------------------------------------------------------------------------------
                                                    1,160,144     26%                                                       92.4%
                                         ------------------------------------------------------------------------------------------

BRENTWOOD SOUTH BUSINESS CENTER
     180 7104 Crossroad Blvd.               D         103,200     26%     18        1987           1996          100.0%    100.0%
     181 7106 Crossroad Blvd.               D         103,200     26%     18        1987           1996          100.0%    100.0%
     182 7108 Crossroad Blvd.               D          99,000      9%     18        1989           1996          100.0%     93.4%
     183 119 Seaboard Lane                  D          90,024      7%     23        1990           1996          100.0%    100.0%
     184 121 Seaboard Lane                  D          45,480     33%     24        1990           1996          100.0%     99.4%
     185 123 Seaboard Lane                  D          63,360      6%     24        1990           1996          100.0%    100.0%
                                        ------------------------------------------------------------------------------------------
                                                      504,264     17%                                                       98.7%
                                        ------------------------------------------------------------------------------------------

ASPEN GROVE BUSINESS CENTER
     186 277 Mallory Station Road (7)       D         127,205      0%     17        1995                           0.0%       -
     187 320 Premier Court (7)              D         106,358      0%     19        1996                           0.0%       -
     188 Bldg V (7)                         D         160,848      0%     25        1996                           0.0%       -
                                        ------------------------------------------------------------------------------------------

                                                     394,411       0%                                                         -
                                        ------------------------------------------------------------------------------------------

NASHVILLE BUSINESS CENTER
     189 3300 Briley Park Blvd.
     South (6)                              B        194,750      10%     26        1997                         100.0%       -
                                        ------------------------------------------------------------------------------------------
                                                     194,750      10%                                                         -
                                        ------------------------------------------------------------------------------------------

                         WEEKS CORPORATION PROPERTIES
                           (As of December 31, 1996)

------------------------------------------------------------------------------------------------------------------------------------

                                                Total                   Ceiling
                                  Property     Square       Office      Height       Year          Year         Comany   Occupancy
Market/Business Park/Property     Type/(1)/     Feet       Finish/(2)/  (Feet)   Developed/(3)/  Acquired/(4)/ Ownership  Rate/(5)/
------------------------------------------------------------------------------------------------------------------------------------
FOUR-FORTY BUSINESS CENTER
  190 35 Melrose Ave (7)            B        165,777            0%         25         1997                         0.0%       -
  191 700 Melrose Ave. (6)          D        103,400           25%         18         1997                      100.00%       -
                                 ---------------------------------------------------------------------------------------------------
                                             269,177           10%
                                 ---------------------------------------------------------------------------------------------------


RESEARCH TRIANGLE, NORTH CAROLINA

PERIMETER PARK
  192 100 Perimeter Park (7)        S         55,664            0%         14         1987                        0.0%       -
  193 200 Perimeter Park (7)        S         55,664            0%         14         1987                        0.0%       -
  194 300 Perimeter Park (7)        S         55,664            0%         14         1986                        0.0%       -
  195 400 Perimeter Park (7)        S         74,088            0%         14         1983                        0.0%       -
  196 500 Perimeter Park (7)        S         74,017            0%         14         1985                        0.0%       -
  197 800 Perimeter Park (7)        S         55,637            0%         14         1984                        0.0%       -
  198 900 Perimeter Park            S         50,231           96%         16         1982           1996       100.0%     95.7%
  199 1000 Perimeter Park (7)       S         56,436            0%         14         1982                        0.0%       -
                                 -------------------------------------------------------------------------------------------------
                                             477,401           10%                                                         95.7%
                                 -------------------------------------------------------------------------------------------------

PERIMETER PARK WEST
  200 2000 Perimeter Park West (7)  O         55,636          100%         12         1997                        0.0%       -
  201 1100 Perimeter Park West (7)  S         84,950            0%         14         1990                        0.0%       -
  202 1400 Perimeter Park West      O         44,916          100%         12         1991           1996       100.0%    100.0%
  203 1500 Perimeter Park West      O         81,196          100%         12         1996           1996       100.0%     88.9%
  204 1600 Perimeter Park West      O         94,897          100%         12         1994           1996       100.0%    100.0%
  205 1800 Perimeter Park West      O         55,636          100%         12         1994           1996       100.0%     96.5%
                                 -------------------------------------------------------------------------------------------------
                                             417,231           80%                                                         96.0%
                                 -------------------------------------------------------------------------------------------------

METRO CENTER
  206 2800 Perimeter Park Dr.       D        137,500           86%         24         1992           1996       100.0%     98.5%
  207 2900 Perimeter Park Dr.       D         59,927            4%         24         1990           1996       100.0%    100.0%
  208 3000 Perimeter Park Dr.       D         75,000           43%         24         1989           1996       100.0%    100.0%
                                 -------------------------------------------------------------------------------------------------
                                             272,427           56%                                                         99.3%
                                 -------------------------------------------------------------------------------------------------

ENTERPRISE CENTER
  209 507 Airport Blvd.             S        106,583          100%         14         1993           1996       100.0%    100.0%
  210 5151 McCrimmon Pkwy.          S        104,158            8%         14         1995           1996       100.0%     59.8%
  211 Enterprise Center III  (7)    S         70,848            0%         14         1997                        0.0%       -
                                 -------------------------------------------------------------------------------------------------
                                             281,589           41%                                                         80.1%
                                 -------------------------------------------------------------------------------------------------

WOODLAKE CENTER
  212 1000 Innovation Ave.          D        108,000          100%         24         1994           1996       100.0%    100.0%
  213 Woodlake Center (7)           D         97,200            0%         24         1997                        0.0%       -
                                 -------------------------------------------------------------------------------------------------
                                             205,200           53%                                                        100.0%
                                 -------------------------------------------------------------------------------------------------

INTERCHANGE PLAZA
  214 5520 Capital Center Dr.       O         37,630          100%         12         1993           1996       100.0%    100.0%
  215 801 Jones Franklin Rd.        O         69,491           21%         12         1995           1996       100.0%     99.6%
                                 -------------------------------------------------------------------------------------------------
                                             107,121           49%                                                         99.7%
                                 -------------------------------------------------------------------------------------------------

RESEARCH TRIANGLE INDUSTRIAL CENTER
  216 409 Airport Blvd - 1 (7)      D         85,414           12%         20         1982                        0.0%       -
  217 409 Airport Blvd - 2 (7)      D         42,712           20%         20         1983                        0.0%       -
  218 409 Airport Blvd - 3 (7)      D         26,215            5%         20         1986                        0.0%       -
                                 -------------------------------------------------------------------------------------------------
                                             154,341           13%                                                           -
                                 -------------------------------------------------------------------------------------------------

                         WEEKS CORPORATION PROPERTIES
                           (As of December 31, 1996)

------------------------------------------------------------------------------------------------------------------------------------

                                                Total                 Ceiling
                                  Property     Square      Office     Heignt      Year          Year         Company     Occupancy
Market/Business Park/Property      Type/(1)/    Feet     Finish/(2)/  (Feet)  Developed/(3)/  Acquired/(4)/ Ownership     Rate/(5)/
------------------------------------------------------------------------------------------------------------------------------------
OTHER RALEIGH PROPERTIES
 219 6501 Weston Pkwy.               O          93,351        91%       12       1996          1996            100.0%       91.3%
 220 Regency Forest (7)              O         100,000       100%       12       1997                            0.0%         -
                                 ---------------------------------------------------------------------------------------------------

                                               193,351        96%                                                           91.3%
                                 ---------------------------------------------------------------------------------------------------

ORLANDO, FLORIDA

PARKSOUTH DISTRIBUTION
 221 2490 Principal Row (6)          B          10,180        10%       26       1997                          100.0%          -
 222 2500 Principal Row              B         140,015        14%       26       1996                          100.0%       100.0%
                                 ---------------------------------------------------------------------------------------------------

                                               241,815        12%                                                           100.0%
                                 ---------------------------------------------------------------------------------------------------

AIRPORT COMMERCE CENTER
 223 8249 Parkline Blvd.             D          33,600        33%       20       1996                          100.0%      100.0%
 224 8351 Parkline Blvd.             D          33,600        65%       20       1994          1995            100.0%      100.0%
 225 8500 Parkline Blvd.             D         102,400        31%       23       1986          1995            100.0%       84.4%
 226 8501 Parkline Blvd.             D          27,000        22%       20       1991          1995            100.0%      100.0%
 227 8549 Parkline Blvd.             D          27,007        47%       20       1992          1995            100.0%      100.0%
 228 1629 Prime Court (6)            D          43,200        25%       22       1997                          100.0%         -
 229 1630 Prime Court                D          43,200        10%       22       1996                          100.0%      100.0%
                                 ---------------------------------------------------------------------------------------------------

                                               310,007        32%                                                           94.0%
                                 ---------------------------------------------------------------------------------------------------


GREENVILLE/SPARTANBURG, SOUTH CAROLINA

HILLSIDE
 230 170 Parkway West                B          96,000        18%       24       1995                          100.0%      100.0%
 231 190 Parkway West (6)            D          92,400         5%       22       1996                          100.0%         _
 232 260 Parkway East                D          96,000        17%       22       1987          1994            100.0%      100.0%
 233 285 Parkway East                B         139,600         7%       24       1994                          100.0%      100.0%
     285 Parkway East Expansion      B          57,600         0%       24       1996                          100.0%      100.0%
                                 ---------------------------------------------------------------------------------------------------
                                               481,600        10%                                                          100.0%
                                 ---------------------------------------------------------------------------------------------------

                                 ---------------------------------------------------------------------------------------------------
     PROPERTY TOTALS                        17,745,282        32%                                                           96.2%
                                 ---------------------------------------------------------------------------------------------------


 (1) D = business distribution; B = bulk warehouse; S = business service; O = office; R = retail.
 (2) Represents the percentage of rentable square feet that is built out as office space rather than as warehouse or distribution space. For properties under development represents current pro forma.
 (3) The year of development means the year in which shell construction was completed.
 (4) For properties acquired by the Company, including properties previously developed and sold by the Company, the year of acquisition means the year in which an ownership interest in the property was acquired unless otherwise noted.
 (5) Occupancy rate includes occupancy for completed and in service properties at December 31, 1996. It excludes pre-leasing for properties under development or in lease up and the occupancy rate for properties under agreement to acquire.
 (6) Property currently under development or in lease up. Twenty four properties and two expansions under development or in lease-up.
 (7) Property under agreement to acquire (see note 8 to the consolidated and combined financial statments). Twenty one properties under agreement to acquire.
 (8) Property owned by Weeks Financing Limited Partnership, which is 99% owned by the Operating Partnership and 1% owned by Weeks Realty Services.
 (9) The Company is the developer for a joint venture which owns this property and in which the Company currently has a 2.5% interest. The Company has an option to purchase this property upon stabilization, as defined in the joint venture agreements.
(10) The Company is the developer of this property and has an option to purchase property upon stabilization and can be required by the owner to purchase the property after completion.

OFFICE PROPERTIES

At December 31, 1996, the Company owned or had agreements to acquire 22 suburban office buildings, of which 13 are located in Atlanta, Georgia and nine are located in the Research Triangle area of North Carolina. The Company's typical suburban office building ranges in size from approximately 30,000 to 150,000 square feet, with an average of 4.5 parking spaces per 1,000 square feet of leasable space and a typical replacement cost of $85 to $110 per square foot.

BUSINESS PARKS

A key to the Company's success has been the development of properties within business parks where the Company controls all aspects of the development process, including site selection and project concept, master planning and zoning, design and construction, leasing and property management. For developments of the land held in joint ventures, the Company must obtain certain approvals from its joint venture partners.

Each of the Company's business parks is in proximity to an interstate highway interchange and is close to retail and residential amenities. The business parks are generally master planned to accommodate a variety of uses. The business parks are generally well landscaped with protective covenants which restrict the uses and control the architecture and signage.

The majority of the Company's properties and land held for development are located in business parks. The Company's ability to develop both multi-tenant buildings for lease and build-to-suit buildings for lease or sale results in more rapid development of the business parks, as well as generating revenues from various sources including land sales, building construction, landscape installation and maintenance, lease commissions and property management fees.

The buildings within business parks typically have a mix of uses ranging from distribution and service to office and light manufacturing. The Company facilitates the coexistence of these diverse functions within business parks through controlled signage and architecture, landscaping and placement of buildings relative to natural terrain and raised earthen berms.

DEVELOPMENT LAND

The following schedule details the Company's undeveloped land interests at December 31, 1996. The land detailed below is located primarily in existing business parks with zoning and infrastructure in place. The Company estimates that the total development potential of the development land could ultimately total approximately 20.1 million square feet.

                                DEVELOPMENT LAND
                             (in net usable acres)

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                     Estimated
                                                                                                                    Development
                                                         Research                                                    Potential
                        Atlanta, GA    Nashville, TN   Triangle, NC   Orlando, FL      Spartanburg, SC     Total   (square feet)
-----------------------------------------------------------------------------------------------------------------------------------
Company owned              172.3            16.4             36.6          21.6                --          246.9     3,466,000
Owned in joint
 ventures /(1)/            230.3                   --               --            --        442.3          672.6     5,939,000/(7)/
Under agreement
 to acquire                 14.2/(2)/       96.8/(3)/        64.0/(4)/     24.6/(5)/           --          199.6     2,945,000
Optioned                      --              --            177.0            --                --          177.0     1,700,000
Marketing/
 development
 agreements                594.8/(6)/         --               --            --                --          594.8     6,093,520
-----------------------------------------------------------------------------------------------------------------------------------

Total                    1,011.6           113.2            277.6          46.2             442.3        1,890.9

-----------------------------------------------------------------------------------------------------------------------------------

Estimated
 development
 potential
 (square feet)        11,749,500       1,445,000        3,115,000       834,000         3,000,000/(7)/              20,143,500
-----------------------------------------------------------------------------------------------------------------------------------

(1) The Company's interests in its undeveloped land held in joint ventures range from 0% to 30%.
(2) The Company has agreed to acquire this land in three stages to occur prior to April 1998. The second stage was closed in December 1996.
(3) The Company has agreed to purchase this land from NWI over a period of up to six years (see Note 8 to the consolidated and combined financial statements).
(4) The Company has agreed to purchase this land from Lichtin over a period of up to four years, subject to a one year extension (see Note 8 to the consolidated and combined financial statements).
(5) The Company has agreed to acquire 24.6 acres at Orlando Central Park in two stages to occur by December 1998.
(6) Under the terms of the Company's development agreements, the Company will generally either develop properties for a fee, or have certain rights to acquire land for development or to acquire developed properties upon their completion. The Company's marketing agreements generally provide for the Company to be paid marketing or management fees in conjunction with services it provides. Both the development and marketing agreements generally contain certain non-competition provisions.
(7) The Company estimates it will eventually develop approximately one-half the acreage in Spartanburg it owns in joint ventures and that the remainder will be sold to third parties. Estimated development potential reflects only that land which is not currently expected to be sold.

TENANTS

The Company believes that its emphasis on developing quality properties and providing a high level of client service has resulted in increased tenant retention. As of December 31, 1996, the Company's properties were leased to 560 tenants including local, regional, national and international companies. The Company's 30 largest tenants (measured by annualized base rent at December 31, 1996) occupy a total of approximately 4.1 million square feet and represent 31.0% of the annualized base rent as shown in the table below.

              30 LARGEST TENANTS MEASURED BY ANNUALIZED BASE RENT

--------------------------------------------------------------------------------------------------------------------
                                                                                         % of Total
                                        Square             Number     Annualized         Annualized
Tenant                                   Feet            of Leases   Base Rent/(1)/    Base Rent/(1)/   Location
--------------------------------------------------------------------------------------------------------------------
1  Scientific Atlanta/(2)/               600,413             11     $ 2,669,856            3.8%             GA
2  GTE Mobilnet Service
   Corporation                           126,124              3       1,281,004            1.8%           GA,NC
3  Radian International LLC               90,159              2       1,170,485            1.7%             NC
4  Honeywell, Inc.                        70,016              3         934,962            1.3%             GA
5  Fisher Scientific Company             223,219              1         875,019            1.2%             GA
6  The Athlete's Foot Group, Inc.        162,651              1         871,024            1.2%             GA
7  AT&T Corp.                             67,551              5         747,646            1.1%          GA,TN,NC
8  Intelligent Systems Corporation       137,100              1         685,500            1.0%             GA
9  Sally Foster, Inc.                    197,200              2         673,237            1.0%             SC
10  Yokohama Tire Corporation            252,092              1         665,383            0.9%             GA
11  National Data Corporation             42,770              2         662,812            0.9%             GA
12  PPD Pharmaco, Inc.                    64,916              4         647,035            0.9%             NC
13  Vanstar Corporation                   86,880              4         642,438            0.9%             GA
14  Ahlstrom Recovery, Inc.               62,893              2         633,352            0.9%             GA
15  360 Degree Communications             42,557              6         631,522            0.9%             NC
16  The Bombay Company, Inc.             253,890              2         631,344            0.9%             GA
17  Liberty Mutual Insurance
    Company                               41,900              1         581,572            0.9%             GA
18  Southern Multimedia
    Communications, Inc.                 117,647              3         581,172            0.8%             GA
19  Deutz Corporation                    137,061              1         561,950            0.8%             GA
20  Intersolv, Inc.                       39,280              1         559,740            0.8%             NC
21  Reckitt & Colman, Inc.               256,000              1         547,840            0.8%             GA
22  BOC Health Care, Inc.                102,128              1         530,040            0.8%             GA
23  Metrahealth Insurance Company         32,991              1         527,856            0.8%             GA
24  Innotrac Corporation                 116,481              2         525,705            0.7%             GA
25  Komatsu America Corporation          176,820              1         518,024            0.7%             GA
26  Siemens Energy &
    Automation, Inc.                     204,000              2         510,480            0.7%             GA
27  General Medical Corporation          140,015              1         505,472            0.7%             FL
28  Saab Cars U.S.A., Inc.                50,000              2         486,851            0.7%             GA
29  Burlington Air Express, Inc.          78,529              3         473,371            0.7%           GA,TN
30  Hussmann Corporation                  85,200              1         440,484            0.6%             GA
--------------------------------------------------------------------------------------------------------------------
                                       4,058,483             71     $21,773,176           31.0%
--------------------------------------------------------------------------------------------------------------------

(1) Annualized cash base rent net of rental concessions, if any, based on leases in place for stabilized properties and properties in lease-up where tenants were paying rent as of December 31, 1996.
(2) Scientific Atlanta announced plans during the second quarter of 1996 to relocate over a period of several years certain facilities to a new, owned corporate campus. Based on scheduled lease termination dates and assuming the spaces were not re-leased, the impact on the Company's funds from operations and net income in 1997 would be less than a $0.01 per share.

LEASE EXPIRATIONS

The following tables show scheduled lease expirations for the Company's total property portfolio, for its industrial property portfolio and for its office property portfolio based on leases under which tenants were paying rent as of December 31, 1996, assuming no exercise of renewal options or termination rights, if any:

                                                                                % of Total
                     Year of         Square        % of Total     Annualized    Annualized
                    Expiration        Feet        Square Feet   Base Rent/(1)/   Base Rent
     -------------------------------------------------------------------------------------------
     TOTAL PORTFOLIO
                      1997          2,267,846         17.6%     $12,880,508        17.4%
                      1998          2,100,644         16.3%      10,474,264        14.1%
                      1999          1,632,547         12.7%       9,868,813        13.3%
                      2000          1,918,357         14.9%      11,602,182        15.6%
                      2001          1,160,833          9.0%       6,581,030         8.9%
                      2002            407,281          3.2%       4,056,152         5.5%
                      2003            541,534          4.2%       4,694,088         6.3%
                      2004          1,170,203          9.1%       5,413,542         7.3%
                      2005            523,268          4.1%       2,605,983         3.5%
                      2006            562,851          4.4%       2,838,499         3.8%
                      2007            162,651          1.3%       1,050,409         1.4%
                      2008            127,800          1.0%         392,474         0.5%
                      2011            293,819          2.2%       1,703,541         2.4%
     -------------------------------------------------------------------------------------------
                                   12,869,634/2/     100.0%     $74,161,485       100.0%
     -------------------------------------------------------------------------------------------

     INDUSTRIAL PROPERTIES
                      1997          2,142,953         18.1%     $11,219,763        18.8%
                      1998          2,007,516         16.9%       9,138,775        15.3%
                      1999          1,553,280         13.1%       8,793,401        14.7%
                      2000          1,712,923         14.5%       8,980,651        15.0%
                      2001          1,090,462          9.2%       5,545,373         9.3%
                      2002            261,234          2.2%       1,922,965         3.2%
                      2003            377,215          3.2%       2,339,454         3.9%
                      2004          1,084,105          9.1%       4,112,091         6.9%
                      2005            493,400          4.2%       2,166,952         3.6%
                      2006            541,477          4.6%       2,469,304         4.1%
                      2007            162,651          1.4%       1,050,409         1.8%
                      2008            127,800          1.1%         392,474         0.7%
                      2011            293,819          2.4%       1,703,541         2.7%
     -------------------------------------------------------------------------------------------
                                   11,848,835        100.0%     $59,835,153       100.0%
     -------------------------------------------------------------------------------------------

                                                                              % of Total
                       Year of      Square       % of Total     Annualized    Annualized
                      Expiration     Feet       Square Feet   Base Rent/(1)/   Base Rent
     -------------------------------------------------------------------------------------------
     SUBURBAN OFFICE
       PROPERTIES
                         1997       122,733         12.6%       1,631,945        11.8%
                         1998        93,128          9.6%       1,335,490         9.6%
                         1999        77,623          8.0%       1,054,040         7.6%
                         2000       170,211         17.5%       2,337,985        16.8%
                         2001        70,371          7.2%       1,035,657         7.5%
                         2002       146,047         15.0%       2,133,187        15.4%
                         2003       164,319         16.9%       2,354,634        17.0%
                         2004        86,098          8.8%       1,301,450         9.4%
                         2005        25,753          2.6%         382,244         2.8%
                         2006        17,459          1.8%         309,487         2.1%
                         2007             0          0.0%               0         0.0%
                         2008             0          0.0%               0         0.0%
                         2011             0          0.0%               0         0.0%
     -------------------------------------------------------------------------------------------
                                    973,742        100.0%     $13,876,119       100.0%
     -------------------------------------------------------------------------------------------

(1) Annualized base rent represents the annualized monthly base rental at the time of lease expiration.
(2) The total square footage expiring as of December 31, 1996 is comprised of 12,484,067 square feet of leases in stabilized properties, and 385,567 square feet of leases in development properties where tenants are paying rent as of December 31, 1996.

RE-LEASING COSTS

Although re-leasing costs may vary from year-to-year depending on conditions in the Company's real estate markets and the mix of leasing between property types, the Company endeavors to control re-leasing costs by:

     . agreeing to provide specific tenant improvements based on a detailed space plan rather than committing to a fixed dollar amount;

     . acting as general contractor with respect to construction of tenant improvements, thereby saving the fees paid to outside contractors and enabling the Company to control the quality and timely completion of the work;

     . constructing general purpose improvements that can be adapted to different tenants' requirements at relatively low cost;

     . paying leasing commissions to its in-house marketing representatives that take into account the cost of tenant improvements thereby providing an incentive to minimize cost; and

     . using its in-house marketing representatives to negotiate directly with tenants when possible, thereby saving the cost of commissions to outside brokers.

The following table summarizes by year the Company's capitalized tenant improvement and leasing costs incurred in the renewal or re-leasing of previously occupied space.

               CAPITALIZED TENANT IMPROVEMENTS AND LEASING COSTS

-------------------------------------------------------------------------------------------------
(In thousands, except per square foot information)          1996           1995         1994
-------------------------------------------------------------------------------------------------
INDUSTRIAL PROPERTIES
     RE-LEASING
   Square feet leased                                        678              317         360
      Capitalized tenant improvements and
       leasing commissions                                $1,395           $  462       $ 171
      Capitalized tenant improvements and
       leasing commissions per square foot                $ 2.06           $ 1.46       $0.47
     RENEWAL
      Square feet renewed                                  1,027              814         472
      Capitalized tenant improvements and
       leasing commissions                                $1,055           $  469       $ 191
      Capitalized tenant improvements and
       leasing commissions per square foot                $ 1.03           $ 0.58       $0.40
     TOTAL
      Square feet                                          1,705            1,131         832
      Capitalized tenant improvements and
       leasing commissions                                $2,450           $  931       $ 362
      Capitalized tenant improvements and
       leasing commissions per square foot                $ 1.44           $ 0.82       $0.43

  SUBURBAN OFFICE PROPERTIES
     RE-LEASING
      Square feet leased                                      16         111/(1)/          29
      Capitalized tenant improvements and
       leasing commissions                             $      45  $    1,578/(1)/   $     217
     Capitalized tenant improvements and
       leasing commissions per square foot             $    2.80  $    14.25/(1)/   $    7.43
     RENEWAL
      Square feet renewed                                    106               47          86
      Capitalized tenant improvements and
       leasing commissions                             $     290  $            50   $     187
      Capitalized tenant improvements and
       leasing commissions per square foot             $    2.74  $          1.06   $    2.17
     TOTAL
      Square feet                                            122         158/(1)/         115
      Capitalized tenant improvements and
       leasing commissions                             $     335  $    1,628/(1)/   $     404
      Capitalized tenant improvements and
       leasing commissions per square foot             $    2.75  $ 10.27/(1)(2)/   $    3.50
-------------------------------------------------------------------------------------------------

(1) Includes $1,377,000 or $15.68 per square foot to re-tenant 87,845 square feet of the Company's 94,677 square foot suburban office property which was vacated by Matsushita Electric Corp. and which was converted from a single tenant to a multi-tenant property.
(2) Excluding amounts incurred to re-lease the office property discussed in (1) above, capitalized tenant improvements and leasing commissions would have been $3.55 per square foot for released and renewed space during 1995.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not currently involved in any material litigation other than litigation which is expected to be covered by liability insurance or which is not expected to have a material adverse effect on the Company's results of operations or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote during the fourth quarter of 1996.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of the Company and their positions are as follows:

           Name                                Age     Title
          ---------------------------------------------------------------------------------------------------------
           A. Ray Weeks, Jr                    44      Chairman of the Board and Chief Executive Officer
           Thomas D. Senkbeil                  47      Vice Chairman of the Board and Chief Investment Officer
           Forrest W. Robinson                 45      President, Chief Operating Officer
           Harold S. Lichtin                   48      Managing Director in charge of the Company's
                                                       activities in North Carolina
           John W. Nelley, Jr                  48      Managing Director in charge of the Company's
                                                       activities in Tennessee
           Albert W. Buckley, Jr               53      Managing Director, Nashville, Tennessee
           David P. Stockert                   34      Senior Vice President and Chief Financial Officer
           Robert G. Cutlip                    47      Senior Vice President, Development
           Clyde H. Duckett                    54      Senior Vice President, Construction
           Mark W. Flowers                     39      Senior Vice President, Landscape
           Klay W. Simpson                     41      Senior Vice President, Marketing
           David L. Barker                     41      Vice President, Property Management
           Elizabeth C. Belden                 42      Vice President, Corporate Counsel
           Patricia P. Clayton                 44      Vice President, Property Management
           Phillip W. Cobb                     47      Vice President, Building Construction
           Arthur J. Quirk                     39      Vice President and Controller
           Moses L. Salcido                    37      Vice President, Orlando
           Robert K. Sanders, Jr               37      Vice President, Construction Estimating
           Mark L. Scott                       37      Vice President, Interior Construction
           Thomas W. Trocheck                  42      Vice President, Development-Engineering
           Robert T. Weeks                     36      Vice President, Information Technology
           Cynthia F. Wright                   41      Vice President, Investor Relations
           ---------------------------------------------------------------------------------------------------------

The following is a biographical summary of the experience of the executive officers of the Company:

A. Ray Weeks, Jr. Chairman of the Board and Chief Executive Officer of the Company since 1983. President of the Company from January 1982 through March 1991. Chairman of the Board of the Georgia Department of Industry, Trade and Tourism. Chairman, Metro Business Forum. Co-Chairman, Regional Leadership Institute. Juris Doctor from Mercer University, Master of Social Science in Urban Studies from Georgia State University and Bachelor of Arts from Furman University.

Thomas D. Senkbeil. Vice Chairman of the Board and Chief Investment Officer of the Company since 1992. Executive Vice President and Managing Partner of Senkbeil & Associates Inc. and Anderson & Senkbeil Inc., each a real estate development firm, from September 1984 to October 1992. Immediate Past President, National Executive Committee of the National Association of Industrial and Office Properties. Master of Business Administration from the University of North Carolina and Bachelor of Science in industrial engineering from Auburn University.

Forrest W. Robinson. Board member, President of the Company since April 1991 and Chief Operating Officer since May 1988. Senior Development Officer from March 1986 to April 1988. Executive Vice President, Marketing from February 1984 to February 1986. Joined the Company in 1977. Bachelor of Business Management from Jacksonville State University.

Harold S. Lichtin. Board member, Managing Director of the Company, with responsibilities for the Company's activities in North Carolina, since December 1996. From 1977 to December 1996, founded and was President of Lichtin Properties, Inc., a commercial development and property management company in the Raleigh-Durham-Chapel Hill area of North Carolina that was acquired by the Company in December 1996. Bachelor of Science in Economics from North Carolina State University.

John W. Nelley, Jr. Board member, Managing Director of the Company, with responsibilities for the Company's activities in Nashville, Tennessee, since November 1996. Since 1982, General Partner and Chief Financial Officer of NWI Warehouse Group, L.P., an industrial warehouse development company in Nashville, Tennessee whose assets and business have been acquired, or are under agreement to be acquired, by the Company. Also since 1973, a practicing Attorney and CPA specializing in real estate and estate planning. Juris Doctor from the University of Notre Dame and Bachelor of Science in Accounting from Western Kentucky University.

Albert W. Buckley, Jr. Managing Director of the Company since November 1996. General Partner and Chief Executive Officer of NWI Warehouse Group, L.P., an industrial warehouse development company in Nashville, Tennessee from 1982 to 1996. Also since 1976, President of Buckley & Company Real Estate, Inc., a real estate brokerage firm specializing in industrial property management and development. Master of Business Administration and Bachelor of Science in Business Administration from Middle Tennessee State University.

David P. Stockert. Senior Vice President and Chief Financial Officer of the Company since June 1995. Vice President and Associate in the Real Estate Investment Banking Group of Dean Witter Reynolds Inc. from July 1990 to June 1995. Master of Business Administration from Columbia University Business School and Bachelor of Science in Accounting from the University of Colorado.

Robert G. Cutlip. Senior Vice President, Development, of the Company since April 1993. Vice President and Principal-in-Charge of Dallas Industrial and Phoenix/Colorado Operations from January 1992 to April 1993, Paragon Group, a real estate development firm, Vice President and Principal of Dallas Industrial from January 1990 to December 1991 and Vice President, Operations from January 1988 to January 1990. Master of Business Administration from University of Southern California, Master of Science in Civil Engineering from Vanderbilt University and Bachelor of Science in Civil Engineering from U.S. Air Force Academy.

Clyde H. Duckett. Senior Vice President, Construction, of the Company since January 1989. Professional Engineer registered in Georgia, South Carolina and Tennessee. Bachelor of Science in Mechanical Engineering from Tennessee Technological University.

Mark W. Flowers. Senior Vice President, Landscape, of the Company since October 1993. Vice President, Landscape of the Company from October 1987 through September 1993. Bachelor of Science in Horticulture from the University of Georgia.

Klay W. Simpson. Senior Vice President, Marketing, of the Company since October 1992. Vice President of Marketing of Senkbeil & Associates Inc. and Anderson & Senkbeil Inc., each a real estate development firm, from 1986 to September 1992. Bachelor of Business Administration from Stephen F. Austin State University.

David L. Barker. Vice President, Property Management, of the Company since October 1989. Real Property Administrator designation from Building Owners and Managers Institute.

Elizabeth C. Belden. Vice President, Corporate Counsel, of the Company since October 1985. Juris Doctor from Emory University and Bachelor of Social Sciences from Colorado State University.

Phillip W. Cobb. Vice President, Building Construction, of the Company since April 1996. Senior Project Manager of the Company's Construction division from January 1993 to April 1996. President of CMC Builders, Inc., a general construction firm from 1982 to 1993. Bachelor of Science in Industry from Georgia Southern University.

Patricia P. Clayton. Vice President, Property Management, of the Company since October 1992. Director of Property Management for Senkbeil & Associates Inc. and Anderson & Senkbeil Inc., each a real estate development firm, from February 1986 to September 1992. Bachelor of Business Administration from the University of California - Northridge.

Arthur J. Quirk. Vice President and Controller of the Company since December 1994. Vice President-Controller and Chief Accounting Officer for Allegiant Physician Services, Inc., a physician management services company, from August 1993 to November 1994. Chief Financial Officer/Controller for TransTel Group Inc., a start-up telecommunications company, from November 1991 to July 1993. From June 1980 to October 1991 served in various capacities including Senior Audit Manager at Arthur Andersen LLP. Bachelor of Science in Accounting from Auburn University.

Moses L. Salcido. Vice President, Orlando, of the Company since October 1996. Vice President and director of marketing for ComTech Properties, Inc., a real estate development firm in Central Florida from 1988 to October 1996. Bachelor of Science in Business Administration from San Diego State University.

Robert K. Sanders, Jr. Vice President, Construction Estimating, of the Company since March 1996. Chief Estimator from September 1993 to February 1996. Bid Group Manager and Senior Estimator for Choate Construction, a construction contracting company, from August 1990 to August 1993. Bachelor of Architectural Engineering with a Construction Option from Southern College of Technology.

Mark L. Scott. Vice President, Interior Construction of the Company since March 1996. Project Manager from March 1994 to March 1996. Senior Project Manager of Choate Construction, a construction contracting company, from 1990 to March 1994. Studied Civil Engineering at Southern Institute of Technology.

Thomas W. Trocheck. Vice President, Development-Engineering, of the Company since May 1989. Professional Engineer registered in Georgia, Florida and South Carolina. Bachelor of Science in civil engineering from the Georgia Institute of Technology and Bachelor of Arts in Government and Business Administration from Florida State University.

Robert T. Weeks. Vice President, Information Technology, of the Company since January 1992. Director of Information Systems of the Company from March 1989 through December 1991. Master of Business Administration from Georgia State University and Bachelor of Business Administration from the University of Georgia. Ray Weeks and Robert Weeks are first cousins.

Cynthia F. Wright. Vice President, Investor Relations, of the Company since September 1994. Vice President, Development of the Company from December 1987 through August 1994. Master of Business Administration from the University of North Carolina, Master of Arts in Urban Studies and Planning from the University of Alabama-Birmingham and Bachelor of Arts in Urban Studies from the University of Virginia.


                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
          RELATED SHAREHOLDER MATTERS

The common stock of the Company trades on the New York Stock Exchange ("NYSE") under the symbol "WKS." The following table reflects the quarterly high and low closing prices per share of the common stock and its per share quarterly cash dividends for 1995 and 1996, respectively:

          Quarter Ended                 High      Low    Dividend
          -------------------------------------------------------------
          1995
               March 31, 1995        $22.875  $ 20.75    $ 0.375
               June 30, 1995         $ 25.00  $ 21.50    $ 0.375
               September 30, 1995    $25.875  $23.125    $ 0.375
               December 31, 1995     $25.125  $22.375    $  0.40
          1996
               March 31, 1996        $ 26.75  $ 25.00    $  0.40
               June 30, 1996         $ 26.00  $23.625    $  0.40
               September 30, 1996    $29.250  $25.625    $  0.40
               December 31, 1996     $33.250  $27.875    $  0.43

As of March 20, 1997, the Company had 130 shareholders of record and the last reported sale price of its common stock was $34.50.

The Company currently anticipates paying regular quarterly dividends of $0.43 per share, which is equivalent to an annual dividend rate of $1.72 per share. The dividends for each quarterly period are declared and paid one quarter in arrears. Future dividends are dependent upon many factors including the Company's earnings, capital requirements, its financial condition and its available cash flow and are governed by the discretion of the Board of Directors. The dividends paid in 1996 are estimated to be 95% taxable to the Company's shareholders as ordinary income with the remaining 5% representing a return of capital. The dividends paid in 1995 were 100% taxable to the Company's shareholders as ordinary income. In future periods, some portion of the dividends paid to shareholders may represent a return of capital.

In the first quarter of 1996, the Company registered 300,000 shares of its common stock and implemented a dividend reinvestment plan under which current shareholders may elect to automatically reinvest their dividends in additional shares of common stock. In 1996, 1,514 shares of common stock were issued through the dividend reinvestment plan.

On November 1, 1996, November 26, 1996 and December 30, 1996, the Company issued a total of 1,352,261 Units in the Operating Partnership, in partial or full consideration for the acquisition of real estate properties and the business operations of NWI. The aggregate value of the properties acquired by the Company in exchange for such Units was approximately $33.8 million. Units are convertible by their holders into shares of common stock on a one-for-one basis, or into cash, at the Company's option. The Units were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act in reliance, in part, upon the representations and warranties set forth in the NWI acquisition agreements. These Units are subject to a registration rights and lock-up agreement which restricts the disposition of the Units for a period of one year from the date of issuance with respect to all Units and further restricts the disposition of Units beneficially owned by the Company's principal executive officers in Nashville, Tennessee (approximately 43% of the total Units issued) until November 1, 1999.

On December 31, 1996, the Company issued 565,459 Units and 282,178 shares of common stock in partial or full consideration for the acquisition of real estate properties and the business operations of Lichtin. The aggregate value of the properties acquired by the Company in exchange for such Units and shares was approximately $21.4. The Units and shares of common stock were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act in reliance, in part, upon the representations and warranties set forth in the Lichtin acquisition agreements. The shares of common stock and Units are subject to a registration rights and lock-up agreement which restricts the disposition of the Units and shares of common stock until December 31, 1999.

ITEM 6.   SELECTED FINANCIAL DATA

                                                             Weeks Corporation                         Weeks Group (1)
                                             -----------------------------------------------    ----------------------------
 (In thousands, except per share amount)          1996             1995             1994            1993            1992
----------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA, AT YEAR END
Investment in real estate before
 accumulated depreciation                       $  592,841     $      319,763     $  162,709        $ 95,831       $ 94,095
Net investment in real estate                      551,372            289,874        139,750          76,944         77,903
Total assets                                       591,849            320,441        176,674         101,366         98,596
Total indebtedness                                 296,975            147,305         71,961         117,280        118,293
Shareholders' equity (deficit)                     213,711            132,949         73,470         (24,197)       (25,287)

                                                 Weeks Corporation                                    Weeks Group(1)
                                 ----------------------------------------------------   ------------------------------------------
                                    Year Ended       Year Ended        Aug. 24 to       Jan. 1 to      Year ended     Year ended
                                   Dec. 31, 1996    Dec. 31, 1995    Dec. 31, 1994     Aug. 23, 1994  Dec. 31, 1993  Dec. 31, 1992
----------------------------------------------------------------------------------------------------------------------------------
OPERATING DATA
Rental and reimbursement
 revenues                           $   52,679     $    34,015        $     8,877       $ 11,914       $ 18,023       $ 16,865
Total revenues                          53,883          35,271              9,312         16,538         24,817         20,940
Operating, maintenance and
 real estate tax expense                10,750           6,896              1,714          2,721          3,928          3,832
Depreciation and amortization           13,474           8,177              2,098          2,920          4,456          4,021
Interest expense                        11,779           8,106              1,958          6,682         10,254         10,635
Amortization of deferred
 financing costs                           864             691                252            322            372            363
General and administrative
 expenses                                3,039           1,848                472          1,514          2,191          1,545
Income (loss) before
 minority interests
 and extraordinary loss                 15,809          11,107              3,734            516            998         (1,394)
Income (loss) before
 extraordinary loss                     12,745           8,426              2,791            516            998         (1,394)
Net income (loss)                       12,745           8,426                798            516            998         (1,394)
PER SHARE DATA
Income before
 extraordinary loss                      $1.11           $1.03              $0.36
Net income                                1.11            1.03               0.10
Dividends                                 1.63/(2)/      1.525/(3)/         0.525/(4)/
OTHER DATA
Cash flow provided by
 (used in):
 Operating activities               $   28,031     $    18,678        $     3,954       $  2,769       $  3,569       $ (1,947)
 Investing activities                 (120,323)       (117,127)           (38,148)       (14,953)        (1,974)        (4,509)
 Financing activities                   91,570          93,097             40,352         12,229         (1,541)         6,393
Funds from
 operations/(5)(6)(7)/                  23,640          14,662              4,359             --             --             --

(1) Represents the historical combined operations and combined financial position of Weeks Group, the predecessor entity. On August 24, 1994, Weeks Corporation (the "Company") completed an initial public offering and related formation transactions.
(2) Includes dividends for the fourth quarter of 1996 ($0.43) which were declared and paid in January 1997.
(3) Includes dividends for the fourth quarter of 1995 ($0.40) which were declared and paid in January 1996.
(4) Includes dividends for a partial third quarter of 1994 ($0.15) after the Company's August 1994 initial public offering and dividends for the fourth quarter of 1994 ($0.375) which were declared and paid in January 1995.
(5) The Company believes that funds from operations provides an additional indicator of the financial performance of the Company. Funds from operations is defined by the National Association of Real Estate Investment Trusts ("NAREIT") to mean net income (loss) determined in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. Funds from operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs.
(6) Effective for the year ended December 31, 1996, the Company implemented the new NAREIT recommended guidelines for calculating funds from operations. The primary difference between the Company's funds from operations under the new guidelines and those used in prior years is that the Company now reduces reported funds from operations for the amortization of deferred financing costs and recognizes rental income on a "straight-line" basis. Previously reported funds from operations were $15,201,000 and $4,571,000 for the year ended December 31, 1995 and the period from August 24, 1994 to December 31, 1994, respectively.
(7) Represents the Company's share of funds from operations.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Selected Financial Data and the accompanying Consolidated Financial Statements of the Company and the Combined Financial Statements of "Weeks Group," the predecessor to the Company, and notes thereto.

GENERAL

The Company was founded in 1965 and operated as a private real estate company until August 1994, when it completed an initial public offering ("IPO") and elected to be taxed as a real estate investment trust ("REIT"). As a self-administered and self-managed REIT, the Company owns, develops, acquires and manages primarily high quality industrial and suburban office properties in the southeastern United States. For a further description of the Company, see Note 1 to the consolidated and combined financial statements.

RESULTS OF OPERATIONS

The results of operations as discussed herein include the historical results of the Company for the years ended December 31, 1996 and 1995, and for the period from August 24, 1994 to December 31, 1994, respectively; and of Weeks Group for the period from January 1, 1994 to August 23, 1994. For the purpose of comparison to 1995 operating results, the results for the periods from January 1, 1994 to August 23, 1994 and August 24, 1994 to December 31, 1994 have been aggregated.

Subsequent to the Company's IPO, all third-party service businesses conducted through the Company's subsidiaries (the "Subsidiaries"), Weeks Realty Services, Inc. (fee landscape and property management services) and Weeks Construction Services, Inc. (fee construction) have been deconsolidated and accounted for on the equity method of accounting. Therefore, certain of the revenue and expense captions relating to the third-party service business operations in 1994 are discussed after aggregating the portion of these items reported as part of the Weeks Group combined financial statements with those of the Subsidiaries (see Notes 2 and 7 to the consolidated and combined financial statements).

On November 1, 1996 and December 31, 1996, the Company completed the initial closings of the acquisitions of properties and the related operations of two privately-owned real estate companies -- NWI Warehouse Group, L.P. and affiliates ("NWI") whose properties and operations are located in Nashville, Tennessee, and Lichtin Properties, Inc. and affiliates ("Lichtin") whose properties and operations are located in the Raleigh-Durham-Chapel Hill area of North Carolina (see Note 8 to the consolidated and combined financial statements). While these transactions did not have a material impact on 1996 reported results of operations, they were significant transactions as they provided for the Company's continued expansion in the southeast United States.

Operating information relating to the Company's properties is summarized below (in thousands):

                                  Year ended  Year ended  Aug. 24 to  Jan. 1 to  % Change   % Change
                                   Dec. 31,    Dec. 31     Dec. 31     Aug. 23   1996 vs.   1995 vs.
                                     1996        1995        1994       1994       1995       1994
-------------------------------------------------------------------------------------------------------
Rental revenues                     $48,162     $31,217      $8,144    $10,937      54.3%      63.6%
Tenant reimbursements                 4,517       2,798         733        977      61.4%      63.6%
-------------------------------------------------------------------------------------------------------
Property operating revenues         $52,679     $34,015      $8,877    $11,914      54.9%      63.6%
-------------------------------------------------------------------------------------------------------
Operating and maintenance
  expenses                          $ 6,025     $ 3,899      $  979    $ 1,747      54.5%      43.0%
Real estate taxes                     4,725       2,997         735        974      57.7%      75.4%
Depreciation and amortization        13,474       8,177       2,098      2,920      64.8%      63.0%
-------------------------------------------------------------------------------------------------------
Property operating expenses         $24,224     $15,073      $3,812    $ 5,641      60.7%      59.5%
-------------------------------------------------------------------------------------------------------
Property operating revenues
 less property operating
 expenses                           $28,455     $18,942      $5,065    $ 6,273      50.2%      67.1%
-------------------------------------------------------------------------------------------------------

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

Year to year comparisons of property operating revenues and expenses for 1996 and 1995 are discussed herein using the categories "core properties," "development properties" and "acquisition properties." Core properties are defined as properties which were stabilized and operating for comparable full year periods. The Company defines a property as stabilized upon the earlier of substantial lease-up or one year from building shell completion. Development properties reflect properties completed and stabilized, and acquisition properties are properties acquired, subsequent to January 1, 1995.

Property operating revenues (rental revenues plus tenant reimbursements) increased $18,664,000 or 54.9% in 1996. Of this increase, $13,733,000,
$3,750,000 and $1,181,000 was attributable to acquisition, development and core properties, respectively. The increases from acquisition and development properties were due to the acquisition of 81 properties (49 in 1995 and 32 in 1996) totaling 4,727,000 square feet, excluding 14 properties totaling 1,109,000 square feet acquired on December 31, 1996, and the stabilization of 15 development properties (seven in 1995 and eight in 1996) and two property expansions (one each year) totaling 1,799,000 square feet. Property operating expenses increased $9,151,000 or 60.7% between years, due primarily to the growth in the property portfolio resulting from the acquisition and development properties discussed above.

The impact on 1997 rental revenues of the acquisition properties acquired and the development properties stabilized in 1996 when combined with the core properties should increase rental revenues to approximately $65 million based on noncancelable operating leases in place at December 31, 1996 (as reflected in Note 10 to the consolidated and combined financial statements). In addition, as discussed under the subheading "Current Development Activity" detailed below and in Note 8 to the consolidated and combined financial statements, the Company estimates the stabilization of certain properties currently under development and the acquisition of additional properties associated with the NWI and Lichtin acquisition transactions which will also increase rental revenues in 1997. (The information provided in this paragraph includes forward-looking statements based upon noncancelable operating leases in place at December 31, 1996, the status of negotiations with potential tenants, current construction schedules and other relevant factors currently available to the Company. There can be no assurance that any of these factors will not change or that any change will not affect the accuracy of such forward-looking statements.)

For the comparable years of 1996 and 1995, operating results of the core properties, representing 78 properties totaling 5,331,000 square feet, are summarized below (in thousands):

                                      Year ended      Year ended
                                    Dec. 31, 1996   Dec. 31, 1995    % Change
--------------------------------------------------------------------------------
Rental revenues                           $25,157         $24,045        4.6%
Tenant reimbursements                       2,000           1,931        3.6%
--------------------------------------------------------------------------------
Property operating revenues               $27,157         $25,976        4.5%
--------------------------------------------------------------------------------
Operating and maintenance
  expenses                                $ 3,685         $ 3,210       14.8%
Real estate taxes                           2,299           2,300         --
Depreciation and amortization               7,178           6,310       13.8%
--------------------------------------------------------------------------------
Property operating expenses               $13,162         $11,820       11.4%
--------------------------------------------------------------------------------
Property operating revenues less
  property operating expenses             $13,995         $14,156       (1.1%)
--------------------------------------------------------------------------------
Average occupancy                            95.1%           95.9%
--------------------------------------------------------------------------------

Property operating revenues from core properties increased 4.5% despite a slight decrease in overall average occupancy, due in part to the re-leasing in 1995 of two buildings totaling 344,000 square feet vacated in early 1995 by Matsushita Electric Corporation (Panasonic). Re-leasing these two buildings produced an operating revenue increase of $912,000 in 1996. The positive impact of re-leasing these buildings was offset by decreased average occupancy in six other buildings totaling 336,000 square feet which resulted in decreased operating revenues of $691,000. Exclusive of these occupancy related impacts, core properties operating revenues increased 4.2% between years due primarily to rental rate increases.

Property operating expenses increased 11.4% due to both increased operating and maintenance expenses and depreciation and amortization in 1996. Net of the impact of the eight buildings affected by occupancy changes, property operating expenses increased by 8.6% (6.1% excluding depreciation and amortization expense). The 6.1% increase in property operating expenses, excluding depreciation and amortization, reflects increased property maintenance and security expenses between years. Also excluding the impact of the eight buildings affected by occupancy changes, property operating revenues less property operating expenses from core properties, increased 0.4% (3.7% exclusive of depreciation and amortization) between years.

Interest expense increased $3,673,000 or 45.3% from $8,106,000 in 1995 to $11,779,000 in 1996, due to higher interest on the Company's revolving line of credit ( the "Credit Facility") and higher mortgage interest in 1996. Higher weighted average Credit Facility borrowings in 1996 compared to 1995, due to the Company's acquisitions and increased development activity, resulted in higher Credit Facility interest costs in 1996 of $1,410,000. Mortgage interest increased $2,263,000 due to interest costs associated with mortgage debt assumed in connection with the Company's 1995 and 1996 acquisitions.

Amortization of deferred financing costs increased by $173,000 or 25.0% from $691,000 in 1995 to $864,000 in 1996, due primarily to the amortization of the deferred financing costs associated with a $5.1 million industrial revenue bond refinancing in the first quarter of 1996 and costs associated with increasing the availability under and restructuring the Credit Facility.

Company general and administrative expenses increased by $1,191,000 or 64.4% from $1,848,000 in 1995 to $3,039,000 in 1996, due primarily to increased personnel and related administrative costs attributable to the Company's growth and to a lesser extent by a shift in certain expenses relating to properties which were fee-managed by the Subsidiaries in 1995, but which were subsequently acquired and were owned by the Company in 1996. A portion of the increased expenses in 1996 also relates to the establishment of an office in Orlando, Florida and the general and administrative expenses associated with the Company's acquired Nashville, Tennessee operations, both of which occurred in the fourth quarter of 1996. As a percentage of total revenue, general and administrative expenses increased from 5.2% in 1995 to 5.6% in 1996. General and administrative expenses of the Company, when combined with the general and administrative expenses of the Subsidiaries increased by $1,367,000 or 40.6% from $3,366,000 in 1995 to $4,733,000 in 1996 for the reasons discussed above. As a percentage of the combined revenues of the Company and the Subsidiaries, the combined general and administrative expenses of the Company and the Subsidiaries decreased from 8.0% in 1995 to 7.6% in 1996.

Interest income for the year ended December 31, 1996, consists primarily of interest earned under the development loan arrangements discussed more fully in
Note 6 to the consolidated and combined financial statements. For the year ended December 31, 1995, interest income represented $213,000 earned under a short-term note arrangement, made in conjunction with a 1995 property acquisition, $60,000 earned under the development loan arrangements discussed above with the remainder earned on short-term cash investments.

Equity in earnings of the Subsidiaries of $1,340,000 in 1996 and $1,220,000 in 1995 represents the Company's 99% economic interest in the earnings of the Subsidiaries after the elimination of interest expense to the Company (see Note 7 to the consolidated and combined financial statements). As discussed below, in 1995 the Company acquired 37 properties which the Subsidiaries previously managed. Additionally, the Subsidiaries provided other third-party services, such as landscape maintenance, leasing and tenant interior work for these managed properties. Due to the acquisition of these properties by the Company, the Company's third-party service revenues associated with these properties ceased at their acquisition dates (generally in the second half of 1995). The impact, if any, on the comparative results for 1996 and 1995 is included in the discussion below.

Construction and development fees increased by $750,000 or 50.6% from $1,483,000 in 1995 to $2,233,000 in 1996. The increase resulted primarily from higher general contracting fees earned from a higher volume of general contracting work in process in 1996 compared to 1995.

Landscape revenue increased $1,181,000 or 30.6% from $3,854,000 in 1995 to $5,035,000 in 1996 due to increases in landscape installation revenue of $847,000 resulting from more installation jobs in process in 1996, with the remaining increase due primarily to net growth in the number of maintenance contracts.

Property management fees decreased $305,000 or 61.2% from $498,000 in 1995 to $193,000 in 1996, due primarily to the reduction in the size of the third-party property management portfolio discussed above.

Commission income decreased $134,000 or 23.0% from $582,000 in 1995 to $448,000 in 1996, due to lower third-party building lease commissions associated with the reduction of the third-party property management portfolio discussed above, offset somewhat by increased land sales commissions in 1996 on land managed and marketed by the Subsidiaries.

Direct costs increased by $823,000 or 23.5% from $3,504,000 in 1995 to $4,327,000 in 1996, due primarily to costs associated with a higher volume of landscape installation and maintenance contracts in 1996.

Equity in earnings of partnerships and joint ventures decreased from earnings of $101,000 in 1995 to a loss of $1,000 in 1996, due primarily to lower profits from underlying partnership and joint venture land sales activities between years.

COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO THE COMBINED RESULTS FOR YEAR ENDED DECEMBER 31, 1994

For the 1995 and 1994 comparison of property operating results, core properties were defined as properties which were stabilized and operating for comparable full-year periods. Development properties reflected properties completed and stabilized subsequent to the IPO and acquisition properties were properties acquired in conjunction with the IPO and acquired from third parties subsequent to the IPO.

Property operating revenues (rental revenues plus tenant reimbursements) increased $13,224,000 or 63.6% in 1995. Of this increase, $7,781,000 and
$5,612,000 related to acquisition and development properties, respectively, offset by a $169,000 decrease from core properties. The increases from acquisition and development properties were due to the acquisition of 66 properties (17 in August 1994 and 49 in 1995) totaling 3,351,000 square feet and the stabilization of 14 development properties (seven in 1994 and seven in 1995) totaling 1,821,000 square feet. Operating revenues from core properties, which totaled 3,690,000 square feet, decreased due to reduced average occupancies during 1995 at the Company's core office properties, primarily caused by the February 1995 lease termination of Matsushita Electric Corporation (Panasonic) in the Company's 94,677 square foot office building in Gwinnett Park (representing net lost property operating revenues of $372,000). This decrease was offset by property operating revenue increases due to rental rate growth for all other core properties. The office property discussed above was re-leased during 1995 and was 92.8% occupied at December 31, 1995. Average occupancy levels for industrial core properties were generally consistent year-to-year.

Property operating expenses increased $5,620,000 or 59.5% between years due primarily to the growth in the property portfolio resulting from the acquisition and development properties discussed above.

Interest expense decreased by $534,000 or 6.2% from $8,640,000 in 1994 to $8,106,000 in 1995 primarily as a result of the refinancing and paydown of debt in August 1994 in conjunction with the Company's IPO, offset by borrowings incurred in 1995 to fund certain of the Company's acquisition and development activities. Interest expense of $8,106,000 in 1995 consisted of mortgage interest of $6,670,000 and Credit Facility interest of $1,436,000.

Amortization of deferred financing costs increased by $117,000 or 20.4% from $574,000 in 1994 to $691,000 in 1995 due primarily to the amortization of the deferred financing costs associated with mortgage debt refinanced in August 1994 in conjunction with the Company's IPO, and as a result of the amortization of fees associated with the Credit Facility.

Company general and administrative expenses decreased by $138,000 or 6.9% from $1,986,000 in 1994 to $1,848,000 in 1995 due primarily to the deconsolidation of $987,000 of net general and administrative expenses between years associated with the Subsidiaries discussed below, offset by approximately $616,000 of increased expenses of being a public entity for all of 1995 compared to four months in 1994, as well as increased personnel costs between years. General and administrative expenses of the Company when combined with the general and administrative expenses of the Subsidiaries increased by $825,000 or 32.5% from $2,541,000 in 1994 to $3,366,000 in 1995 for the reasons discussed above. As a percentage of the combined revenues of the Company and the Subsidiaries, the combined general and administrative expenses of the Company and the Subsidiaries decreased from 9.1% in 1994 to 8.0% in 1995.

Interest income increased by $110,000 or 49.1% from $224,000 in 1994 to $334,000 in 1995. The increase was due mainly to interest income totaling $213,000 earned under a short-term note arrangement in 1995 associated with the Company's acquisition activity, offset by lower interest earnings from short-term cash investments in 1995. Interest income in 1994 represents short-term interest earned on the excess proceeds of the Company's IPO.

Equity in earnings of the Subsidiaries of $1,220,000 in 1995 and $692,000 for the period from August 24, 1994 to December 31, 1994 represents the Company's 99% economic interest in the earnings of the Subsidiaries after the elimination of interest expense to the Company (see Note 7 to the consolidated and combined
financial statements).   As discussed below, in 1995 the Company acquired 37
properties which the Subsidiaries previously managed. Additionally, the Subsidiaries provided other third-party services, such as landscape maintenance, leasing and tenant interior work for these managed properties. Due to the acquisition of these properties by the Company, the Company's third-party service revenues associated with these properties ceased. The impact, if any, on 1995 is included in the discussion below.

Construction and development fees decreased by $143,000 or 8.8% from $1,626,000 in 1994 to $1,483,000 in 1995. The decrease resulted primarily from somewhat lower tenant interior work fees due to the reduction in the size of the third-party property management portfolio discussed above.

Landscape revenue increased $631,000 or 19.6% from $3,223,000 in 1994 to $3,854,000 in 1995 due to increased landscape installation revenue of approximately $177,000 resulting from one large job completed in the last half of 1995 and due to net growth in the number of maintenance contracts between periods.

Property management fees decreased $123,000 or 19.8% from $621,000 in 1994 to $498,000 in 1995 due primarily to the reduction in the size of the third-party property management portfolio discussed above.

Commission income decreased $163,000 or 21.9% from $745,000 in 1994 to $582,000 in 1995 due to fewer commissioned land sales transactions and lower third-party lease commissions associated with the reduction of the third-party property management portfolio discussed above.

Direct costs increased by $516,000 or 17.3% from $2,988,000 in 1994 to $3,504,000 in 1995 due primarily to costs associated with a higher volume of landscape installation and maintenance contracts in 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to generate increasing cash flows from operations. Cash provided by operating activities increased 50.1% or $9,353,000 to $28,031,000 in 1996. The increase results primarily from a full year of operating income in 1996 from 49 buildings acquired and seven development properties and one property expansion stabilized in 1995, and from the partial year operating income from 32 buildings acquired and eight development properties and one property expansion stabilized in 1996.

In 1996, the Company invested $121,202,000 in property acquisition, development, construction and development loan activities. This compares to $115,179,000 in 1995. The Company's aggregate acquisition, development, construction and development loan activity, including non-cash investing activities, totaled $281,039,000 and $158,230,000 in 1996 and 1995, respectively. This increased activity reflects the impact of the 1996 NWI and Lichtin acquisitions (see Note 8 to the consolidated and combined financial statements).

Financing for the Company's property investment activities consisted primarily of $45,042,000 of additional net borrowings and $68,532,000 from an equity offering in 1996 compared to $35,833,000 of net borrowings and $72,800,000 from an equity offering in 1995. The debt and equity components of the Company's on-going financing strategy may differ based upon future market conditions.

The Company's net cash flow from operations is currently sufficient to meet the Company's current operational needs and to satisfy the Company's current quarterly dividends. Company management believes that operating cash flows will continue to be adequate to fund these requirements in 1997. The Company operates as and intends to maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company will generally not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 95% of its taxable income to its shareholders.

In 1996, the Company increased its available borrowing capacity under its line of credit arrangements from $100 million to $175 million and lowered its borrowing costs from LIBOR plus 1.50% to LIBOR plus 1.35%, and replaced its single-bank revolving line of credit with the $175 million syndicated, unsecured Credit Facility. The Credit Facility may be used to, among other things, meet the Company's operational obligations and annual REIT dividend requirements.
The Company currently intends to finance its development, construction and acquisition activities primarily through borrowings under the Credit Facility. At December 31, 1996, the Company had available capacity under the Credit Facility of approximately $72 million (see Note 5 to the consolidated and combined financial statements). The Credit Facility has an initial term through December 31, 1999, and provides for annual extensions through December 31, 2002.

On November 1, 1996, the Company closed the initial phase of its announced acquisition transaction with NWI (see Note 8 to the consolidated and combined financial statements). Other than cash closing costs and acquisition expenses totaling approximately $1.6 million, the transaction was consummated through the issuance of units of partnership interest ("Units") in Weeks Realty, L.P., the partnership subsidiary through which, along with its Subsidiaries, the Company conducts substantially all of its operations (the "Operating Partnership") and the assumption of mortgage indebtedness. As a result, the initial closing transaction did not have a significant impact on the Company's liquidity and capital resources. Additionally, on December 31, 1996, the Company closed the initial phase of its announced acquisition transaction with Lichtin (see Note 8 to the consolidated and combined financial statements). The initial closing of the Lichtin transaction was consummated primarily through the issuance of Operating Partnership Units, the issuance of shares of Company common stock and the assumption of indebtedness. The Company also utilized Credit Facility borrowings to retire approximately $15.0 million of assumed debt, to provide $8.6 million of cash at closing and to fund approximately $1.2 million of closing costs and acquisition expenses.

As part of these acquisition transactions, the Company has agreed, subject to updating its due diligence procedures, to the future acquisition of land, buildings and buildings under development not acquired at the initial closing dates (see Note 14 to consolidated financial statements). It is expected that these future acquisitions will be consummated primarily through a combination of the issuance of Operating Partnership Units and the assumption of indebtedness, some of which, in amounts up to approximately $44.0 million, will be repaid through borrowings under the Credit Facility.

On November 13, 1996, the Company completed a public offering of 2,573,333 shares of common stock and received net proceeds of approximately $68.5 million. The net proceeds were applied to outstanding Credit Facility borrowings. This equity offering fully utilized the Company's available capacity under its $150 million equity shelf registration originated in 1995. In January 1997, the Company completed a $300 million equity shelf registration which can be utilized, upon the successful completion of public offerings, for equity financings in future periods.

The Company believes it currently has adequate liquidity and sources of capital, including available borrowing capacity under its existing Credit Facility and capacity under its $300 million equity shelf registration, to meet its current operational requirements, to fund annual principal requirements under existing mortgage notes payable and to fund its current development and acquisition activity. It is management's expectation that the Company will continue to have access to the additional capital resources necessary to further expand and develop its business and to refinance mortgage notes payable as they begin to mature in 1998. These resources include long-term mortgage debt and other forms of debt and equity financing, in both public and private markets, including the use of the Company's available capacity under its current shelf registration. Future development and acquisition activities will be undertaken by the Company only as suitable opportunities arise. Such activities are not expected to be undertaken unless adequate sources of financing are available and a satisfactory budget with targeted returns on investment has been internally approved. The Company maintains staffing levels sufficient to meet its existing construction and leasing activities. If market conditions warrant, the Company may adjust staffing levels to avoid a negative impact on the Company's results of operations.

Total consolidated debt amounted to $297.0 million at December 31, 1996, including Credit Facility borrowings of $99.4 million and mortgage notes payable of $197.6 million. Of the $197.6 million of mortgage indebtedness, $191.8 million is fixed rate and $5.8 million is variable rate. The weighted average interest rate on the Company's fixed rate mortgage debt was 7.98% and on its variable rate mortgage debt was 4.43% at December 31, 1996. The weighted average interest rate under the Credit Facility, exclusive of the impact of the interest rate swaps discussed below, at December 31, 1996, was 6.94%. Based on the outstanding balance of mortgage notes payable at December 31, 1996, the weighted average interest rate on the mortgage notes with a final maturity in each of the next five years were 7.92% in 1998, 7.31% in 1999, 8.55% in 2000 and 6.96% in 2001. None of the mortgage notes mature in 1997.

As discussed in Note 5 to the consolidated and combined financial statements, in July 1996, the Company entered into interest rate swap agreements to effectively fix the Company's interest costs on $50.0 million of the Company's Credit Facility borrowings. The weighted average interest rate under the fixed swap arrangements is approximately 8.0%. If interest rates under the Credit Facility, in excess of the $50.0 million discussed above, and under the Company's variable rate mortgage debt fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at December 31, 1996, would increase or decrease by approximately $550,000 on an annualized basis.

At December 31, 1996, the Company's mortgage debt on its consolidated properties of $197.6 million plus its pro rata share of mortgage debt on unconsolidated properties of $1.4 million totaled $199.0 million. Including Credit Facility borrowings of $99.4 million for the Company and $3.6 million for its unconsolidated Subsidiaries, the total debt obligations of the Company and its unconsolidated Subsidiaries was $302.0 million or 33% of total market capitalization at December 31, 1996 (assuming the exchange of all of the Units in the Operating Partnership for shares of common stock). Based on the closing price of the common stock of $33.25 on December 31, 1996, and assuming the exchange of all of the Units in the Operating Partnership for shares of common stock, there would be 18,533,783 shares of common stock outstanding with a total market value of $616.2 million.

CURRENT DEVELOPMENT ACTIVITY

The Company's development activity as of December 31, 1996 is summarized below. The properties are located in metropolitan Atlanta, Georgia, unless otherwise indicated.

                                                                     Estimated        Estimated
                                            Square      Estimated    Completion     Stabilization
                                          Feet/(1)/     Cost/(2)/    Date/(3)/        Date/(4)/
---------------------------------------------------------------------------------------------------
MULTI-TENANT
3130 N. Berkeley Lake Rd.                  240,000   $  5,640,000      1Q96/(6)/         1Q97
2780 Crestridge Ct.                        222,643      6,104,000      4Q96/(6)/         1Q97
5149 Southridge Pkwy. (expansion)           46,800      2,497,000      1Q96/(6)/         1Q97
5195 Southridge Pkwy.                       60,000      2,758,000      3Q95/(6)/         2Q97/(5)/
5025 Derrick Jones Rd.                      89,600      4,458,000      2Q96/(6)/         2Q97
3240 Town Point Dr.                        140,400      5,585,000      3Q96/(6)/         3Q97
250 Hembree Park Dr.                        94,500      4,942,000      4Q96/(6)/         3Q97
1335 Northmeadow Pkwy.                      89,150      6,675,000      4Q96/(6)/         3Q97
120 Declaration Dr.                        301,200      7,841,000      3Q97              3Q97
190 Parkway West (Spartanburg, SC)          92,400      2,799,000      1Q97              1Q98
3280 Summit Ridge Pkwy.                    173,360      4,999,000      1Q97              1Q98
3805 Crestwood Pkwy.                       105,295     10,646,000      1Q97              1Q98
1629 Prime Ct. (Orlando, FL)                43,200      2,416,000      1Q97              1Q98
1750 Beaver Ruin Rd.                        67,600      4,245,000      2Q97              1Q98
11390 Old Roswell Rd.                       47,600      3,527,000      2Q97              2Q98
2490 Principal Row (Orlando, FL)           101,800      3,491,000      2Q97              2Q98
250 Horizon Dr.                            267,619      7,661,000      2Q97              2Q98
3300 Briley Park Blvd. South
  (Nashville, TN)                          194,750      6,374,000      3Q97              3Q98
736 Melrose Avenue (Nashville, TN)         103,400      5,454,000      3Q97              3Q98
---------------------------------------------------------------------------------------------------
                                         2,481,317   $ 98,112,000
---------------------------------------------------------------------------------------------------
BUILD-TO-SUIT
3290 Summit Ridge Prkwy.                   100,800   $  2,804,000      1Q97              1Q97
4020 Steve Reynolds Blvd.                   44,260      2,174,000      1Q97              1Q97
240 Northpoint Pkwy. (expansion)            95,100      2,796,000      1Q97              1Q97
2555 Northwinds Pkwy.                       64,981      8,561,000      2Q97              2Q97
5755 Peachtree Ind. Blvd.                   50,000      4,615,000      3Q97              3Q97
5765 Peachtree Ind. Blvd.                   60,000      3,913,000      3Q97              3Q97
5775 Peachtree Ind. Blvd.                   60,000      3,194,000      3Q97              3Q97
---------------------------------------------------------------------------------------------------
                                           475,141   $ 28,057,000
---------------------------------------------------------------------------------------------------
                                         2,956,458   $126,169,000
---------------------------------------------------------------------------------------------------

(1)  Actual leasable square feet may vary upon completion.
(2) Estimated cost information includes the Company's estimate of future capitalized costs through the stabilization date, including costs incurred to acquire certain properties after completion (see Note 6 to the consolidated and combined financial statements). There can be no assurance that the actual capitalized cost of a building will not exceed the estimated capitalized costs.
(3) Represents building shell completion. There can be no assurance that a property will be completed by the estimated completion date.
(4) Represents the Company's current estimate of the date the property will reach stabilization. Properties are considered stabilized upon the earlier of substantial lease-up or one year from building shell completion. There can be no assurance that the property will reach stabilization by the estimated stabilization date.
(5) The Company is the developer of and has an option to acquire this property from an affiliated joint venture upon stabilization, as defined in the joint venture agreement. The date above reflects the estimated stabilization and resulting acquisition date by the Company.
(6)  Shell completed; interior tenant finish to be completed.

The information provided above includes forward-looking data based on current construction schedules, the status of lease negotiations with potential tenants and other relevant factors currently available to the Company. There can be no assurance that any of these factors will not change or that any change will not affect the accuracy of such forward-looking data.

SUPPLEMENTAL DISCLOSURE OF FUNDS FROM OPERATIONS

The Company believes that funds from operations provides an additional indicator of the financial performance of the Company. Funds from operations is defined by the National Association of Real Estate Investment Trusts ("NAREIT") to mean net income (loss) determined in accordance with generally accepted accounting principles ("GAAP") excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. Funds from operations is influenced not only by the operations of the properties, but also by the capital structure of the Company. Accordingly, management expects that funds from operations will be one of the factors considered by the Board of Directors in determining the amount of cash dividends the Company will pay to its shareholders. Funds from operations does not represent cash flow from operating, investing and financing activities as defined by GAAP, which are discussed under "Liquidity and Capital Resources" above. Additionally, funds from operations does not measure whether cash flow is sufficient to fund all cash flow needs, including principal amortization, capital expenditures and dividends to shareholders, and should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance or as an alternative to cash flow, as defined by GAAP, as a measure of liquidity.

Effective for the year ended December 31, 1996, the Company implemented the new guidelines issued by NAREIT for calculating funds from operations. The primary difference between the Company's funds from operations under the new guidelines and prior years is that the Company now reduces reported funds from operations for the amortization of deferred financing costs and recognizes rental income for the purposes of computing funds from operations on a "straight-line" basis. The amortization of deferred financing costs totaled $864,000 and $691,000 for the years ended December 31, 1996 and 1995, respectively. The "straight-line" rental adjustment increased rental revenues by $475,000 for the year ended December 31, 1996 and decreased rental revenue by $19,000 for the year ended December 31, 1995. All funds from operations information detailed and discussed below relating to the year ended December 31, 1995 has been restated to reflect these differences.

Funds from operations presented herein under the new NAREIT guidelines is not necessarily comparable to funds from operations presented by other real estate companies due to the fact that not all real estate companies calculate funds from operations in the same manner. However, the Company's funds from operations is comparable to the funds from operations of real estate companies that use the current NAREIT definition.

For the year ended December 31, 1996, funds from operations increased $8,978,000 or 61.2% to $23,640,000 compared to funds from operations of $14,662,000 for the year ended December 31, 1995. Funds from operations calculated under the current guidelines for the years ended December 31, 1996 and 1995, respectively, are detailed below (in thousands):

                                                      Year ended       Year ended
                                                    Dec. 31, 1996   Dec. 31, 1995/(1)/
     ---------------------------------------------------------------------------------
     Income before minority interests                   $15,809              $11,107
     Depreciation & amortization                         13,474                8,177
     Real estate depreciation at Subsidiaries                40                   23
     ---------------------------------------------------------------------------------
     Funds from operations --
        Operating Partnership Units fully
        converted                                       $29,323              $19,307
     Ownership percentage/(2)/                            80.62%               75.94%
     ---------------------------------------------------------------------------------
     Funds from operations attributable to the
        Company's shareholders                          $23,640              $14,662
     ---------------------------------------------------------------------------------
     Weighted average shares outstanding                 11,512                8,171
     ---------------------------------------------------------------------------------

     (1) The calculation of funds from operations has been revised from the prior year presentation as discussed above. Previously reported funds from operations attributable to the Company's shareholders were $15,201,000 in 1995.
     (2) Represents the Company's weighted average ownership of the Operating Partnership for the year.

SUPPLEMENTAL INFORMATION ON CAPITAL EXPENDITURES AND LEASING COSTS
The following table details the Company's capital expenditures for the year ended December 31, 1996 and 1995, respectively (in thousands):

                                                             Year ended     Year ended
                                                            Dec. 31, 1996  Dec. 31, 1995
     -----------------------------------------------------------------------------------
     Building acquisitions/(1)/                                $201,660       $110,141
     Development and land acquisition activity/(2)(3)/           70,476         42,290
     Non-revenue-producing building improvements                    543            331
     Revenue-producing building improvements/(4)/                    --          3,520
     Tenant improvement and leasing costs on
       second-generation leases/(5)(6)/                           2,995          2,597
     Tenant improvement expenditures to be
       reimbursed by tenants                                         --            545
     ----------------------------------------------------------------------------------
                                                               $275,674       $159,424
     ----------------------------------------------------------------------------------

     (1) Reflects aggregate acquisition costs including the assumption of mortgage notes payable of $104,628,000, the issuance of $48,085,000 of Units, the issuance of $7,124,000 of common stock and other acquisition related payables, net of receivables, of $906,000 in 1996, and aggregate acquisition costs including the assumption of mortgage notes payable of $39,511,000 and the application of notes receivable and deposits of $3,540,000 in 1995 (see Note 15 to the consolidated and combined financial statements).
     (2) Includes first-generation leasing costs on development properties totaling $1,287,000 and $1,292,000 in 1996 and 1995, respectively.
     (3) Reflects aggregate development and leasing costs, exclusive of the decrease in construction payables of $743,000 in 1996 and the increase in construction payables of $52,000 in 1995.
     (4) In 1995, revenue-producing building improvements included $520,000 in building improvements to convert a 94,677 square foot single-tenant office building to a multi-tenant facility. By dividing the space for lease to a number of tenants, rather than leasing the entire building to a single tenant, the Company believes it has achieved higher rents and has substantially reduced its rollover risk and potential loss due to vacancy. Also in 1995, the Company invested approximately $3.0 million in building improvements to convert a 249,200 square foot bulk warehouse building to a manufacturing facility. The new tenant also invested a similar amount in improvements to the building. Management believes that this combined investment has enhanced the value of the building and that the Company has achieved higher rent as a result of the renovation and conversion of this building.
     (5) The 1995 amount includes $1,377,000 of tenant improvement and leasing costs to re-tenant the Company's 94,677 square foot office building discussed in footnote (4) above which was vacated in February 1995 by Matsushita Electric Corporation (Panasonic).
     (6) Includes second-generation leasing costs totaling $1,331,000 and $1,159,000 in 1996 and 1995, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In 1995, Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation" was issued prescribing new fair value-based accounting for stock-based compensation. SFAS 123 required the Company, in 1996, to elect to utilize the fair value method under SFAS 123 or continue its current generally accepted accounting under the intrinsic value method prescribed by Accounting Principles Board Opinion ("APB") No. 25. The Company elected to continue to account for stock-based compensation under APB No. 25 and implemented the additional disclosure requirements of SFAS 123, including pro forma net income and earnings per share amounts, in its 1996 financial statements (see Note 12 to the consolidated and combined financial statements).

IMPACT OF INFLATION

In the last three years, inflation has not had a significant impact on the Company because of the relatively low inflation rate. Substantially all tenant leases do, however, contain provisions designed to protect the Company from the impact of inflation. Most of the Company's leases require the tenants to pay a share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. In addition, many of the leases are for terms of less than seven years which may enable the Company to replace existing leases with new leases at higher base rentals if rents under the existing leases are below the then-existing market rate. However, there can be no assurance that the Company would be able to replace existing leases with new leases at higher base rentals.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Registrant and the combined financial statements of Weeks Group, predecessor to the Registrant, and supplementary data are detailed under Item 14(a) and filed as part of this report on the pages indicated.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON   ACCOUNTING AND
          FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections under the heading "Election of Directors" entitled "Nominees for Election -- Terms Expiring in 2000," "Nominees for Election -- Terms Expiring in 1999," "Nominees for Election -- Terms Expiring in 1998," "Incumbent Directors -
- Terms Expiring in 1999," and "Incumbent Directors -- Terms Expiring in 1998" of the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders to be held May 21, 1997 (the "Proxy Statement") are incorporated herein by reference for information regarding Directors of the Registrant. See Item X in
Part I hereof for information regarding executive officers of the Registrant.


ITEM 11.  EXECUTIVE COMPENSATION

The section under the heading "Election of Directors" entitled "Compensation of Directors" of the Proxy Statement and the sections under the heading titled "Executive Compensation" of the Proxy Statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of shares of Common Stock of the Company as of February 28, 1997 for (i) directors of the Company, (ii) the Chief Executive Officer and each of the four other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers"), (iii) the directors and executive officers of the Company as a group and (iv) each person known to the Company who is, or may be deemed to be, the beneficial owner of more than 5% of the Company's common stock. The number of shares represents the number of shares of common stock the person holds plus the number of shares into which Units in the Operating Partnership held by the person are exchangeable (if the Company elects to issue shares rather than pay cash upon such exchange). Units are exchangeable for common stock or cash, at the option of the Company. The right to exchange Units for shares of common stock or cash (the "Exchange Rights") may be exercised by the holders of Units (other than A. Ray Weeks, Jr., Thomas D. Senkbeil, Forrest
W. Robinson, John W. Nelley, Jr. and Harold S. Lichtin and certain entities controlled by them) from time to time, in whole or in part.

The Exchange Rights may be exercised by A. Ray Weeks, Jr., Thomas D. Senkbeil and Forrest W. Robinson and certain entities controlled by them from time to time, in whole or in part, subject to the limitation that the Exchange Rights may not be exercised prior to the later of August 24, 1997, or the date on which a registration statement under the Securities Act of 1933, as amended, (the "Securities Act"), relating to the shares of common stock issuable upon exercise of such Exchange Rights becomes effective. The Exchange Rights may be exercised by John W. Nelley, Jr., and certain entities controlled by him, with respect to Units beneficially owned by him through such entities, from time to time, in whole or in part, subject to the limitation that the Exchange Rights may not be exercised prior to the later of one year from their date of issuance or the date on which either a registration statement under the Securities Act relating to the shares of Common Stock issuable upon exercise of such Exchange Rights becomes effective or, in the opinion of counsel, such shares of Common Stock may by issued without registration; provided that in no event may such Exchange Rights be exercised prior to November 1, 1999. The Exchange Rights may be exercised by Harold S. Lichtin and certain entities that he controls from time to time, in whole or in part, subject to the limitation that the Exchange Rights may not be exercised prior to the later of one year from the date of issuance, as defined, or the date on which either a registration statement under the Securities Act relating to the shares of Common Stock issuable upon exercise of such Exchange Rights becomes effective or, in the opinion of counsel, such shares of Common Stock may be issued without registration; provided that in no event may such Exchange Rights be exercised prior to December 31, 1999.

-------------------------------------------------------------------------------------------------------------------------
                                         Beneficial Ownership Assuming             Beneficial Ownership Assuming
                                             No Exchange of Units                        Exchange of Units
                                               for Common Stock                           for Common Stock
                                         ----------------------------------      ----------------------------------------
                                           Number of         % of Shares of            Number of           % of Shares of
Name and                                   Shares of          Common Stock            Shares of            Common Stock
Address of Beneficial Owner              Common Stock/(1)/    Outstanding          Common Stock/(1)/        Outstanding
-------------------------------------------------------------------------------------------------------------------------
Cohen & Steers Capital                     1,960,100/(2)/        13.91%               1,960,100                10.51%
Management Inc./(2)/
  757 Third Avenue
  New York, NY  10017
FMR Corp./(3)/                             1,556,400/(3)/        11.04%               1,556,400                 8.35%
  82 Devonshire Street
  Boston, MA  02109
LaSalle Advisors Limited                   1,435,350/(4)/        10.18%               1,435,350                 7.70%
Partnership/ABKB/LaSalle
Securities Limited Partnership/(4)/
  11 S. LaSalle Street
  Chicago, IL  60603
The Annenberg Foundation/(5)/                940,000/(5)/         6.67%                 940,000                 5.04%
  St. Davids Center, Suite A-200
  150 Radnor-Chester Road
  St. Davids, PA  19087
A. Ray Weeks, Jr./(6)/                       346,801/(7)(8)/      2.45%               1,779,706/(7)(8)/         9.50%
  Chairman, Chief Executive Officer
  and Director
Thomas D. Senkbeil/(6)/                      110,740/(8)/             *                 206,807/(8)(9)(10)/     1.11%
  Vice Chairman , Chief
  Investment Officer and Director
Forrest W. Robinson/(6)/                      80,793/(8)/             *                 152,920/(8)(9)(10)/         *
  President, Chief Operating Officer
  and Director
David P. Stockert/(6)/                        13,289/(8)/             *                  13,289/(8)/                *
  Senior Vice President and
  Chief Financial Officer
Klay W. Simpson/(6)/                          16,131/(8)/             *                  20,241/(8)/                *
  Senior Vice President, Marketing
John W. Nelley, Jr./(6)/                      45,000/(8)/             *               1,377,261/(8)(11)/        7.37%
  Managing Director and Director
Harold S. Lichtin/(6)/                       322,178/(8)(12)/     2.28%                 701,296/(8)(12)/        3.75%
  Managing Director and Director
Barrington H. Branch/(6)/                     10,750/(13)/            *                  10,750/(13)/               *
  Director
George D. Busbee/(6)/                         15,000/(13)/            *                  15,000/(13)/               *
  Director
Charles R. Eitel/(6)/                         10,000/(13)/            *                  10,000/(13)/               *
  Director
William O. McCoy/(6)/                         12,000/(13)/            *                  12,000/(13)/               *
  Director
All executives officers and directors      1,160,501/(14)/        7.96%               4,422,895/(14)/          23.12%
  as a group (25 persons)

*    Represents less than 1% of the Company's outstanding common stock.
(1) Except as otherwise indicated, each of the parties listed has sole voting and investment power over the shares owned.
(2) According to a Schedule 13G, dated February 11, 1997, filed on behalf of Cohen & Steers Capital Management Inc., a registered investment advisory company, Robert H. Steers, by virtue of his position as Chairman may also be deemed a beneficial owner of said shares. These parties disclaim the power to vote 298,000 shares of Common Stock.

(3) According to a Schedule 13G, dated February 14, 1997, filed on behalf of FMR Corp., a parent holding company, Edward C. Johnson 3d, as Chairman and a significant shareholder of FMR Corp., and Abigail P. Johnson, as significant shareholder of FMR Corp., may also be deemed beneficial owners of said shares by virtue of their relationships to these companies. FMR Corp. through a wholly owned investment advisory company, Fidelity Management & Research Company ("Fidelity"), has sole power to dispose of 1,271,700 shares owned by Fidelity funds ("Funds") for which it serves as an advisor. Neither FMR Corp. nor Mr. Johnson has the sole power to vote or direct the voting of these 1,271,700 shares as such power resides with each Funds' Board of Trustees. FMR Corp., through a wholly owned subsidiary bank, Fidelity Management Trust Company, has sole power to dispose or direct the disposition of 284,700 shares, the sole power to vote or direct the vote of 276,300 shares and disclaims the power to vote or to direct the vote of 8,400 shares in its capacity as investment manager of the bank's institutional accounts.
(4) According to a Schedule 13G, dated February 11, 1997, filed on behalf of LaSalle Advisors Limited Partnership ("LaSalle") and ABKB/LaSalle Securities Limited Partnership ("ABKB"), registered investment advisory companies, William K. Morrill, Jr., and Keith R. Pauley by virtue of their employment positions may also be deemed beneficial owners of said shares. LaSalle claims beneficial ownership of 787,750 shares or 5.58% of the Company's common stock, the sole power to vote or to direct the vote and sole power to dispose or to direct the disposition of 370,950 shares, shared power to vote or to direct the vote of 143,800 shares, shared power to dispose or to direct the disposition of 416,800 shares and disclaims sole or shared voting power of 273,000 shares of common stock. ABKB claims beneficial ownership of 647,600 shares or 4.60% of the Company's common stock, the sole power to vote or to direct the vote and sole power to dispose or to direct the disposition of 150,400 shares, shared power to vote or to direct the vote of 404,255 shares, shared power to dispose or to direct the disposition of 497,200 shares and disclaims sole or shared voting power of 92,945 shares of common stock. Mr. Morrill and Mr. Pauley may be deemed to be the beneficial owners of the shares included in the table above, including the sole power to vote or to direct the vote and sole power to dispose or to direct the disposition of 521,350 shares, shared power to vote or to direct the vote of 548,055 shares, shared power to dispose or to direct the disposition of 914,000 shares and disclaim sole or shared voting power of 365,945 shares of common stock. Mr. Morrill and Mr. Pauley disclaim beneficial ownership of any of said shares.
(5) According to Schedule 13D, dated November 13, 1996, filed on behalf of The Annenberg Foundation (the "Foundation"), Mr. Walter H. Annenberg may also be deemed a beneficial owner of the shares held by the Foundation by virtue of his position as Chairman, President, sole director and sole stockholder of the Foundation..
(6)  Beneficial owner's address is 4497 Park Drive, Norcross, GA  30093.
(7) Includes 3,467 shares of common stock and 400,155 Units held by trusts of which A. Ray Weeks, Jr. is co-trustee and a 20% beneficiary, and 255,623 Units held by corporations that A. Ray Weeks, Jr. controls, including Units held by those corporations discussed in notes (9) and (10) below, and 2,442 Units held by Mr. Weeks' spouse.
(8)  Includes 80,000, 55,000, 55,000, 15,000, 40,000 and 40,000 shares issuable to Mr. Weeks, Mr. Senkbeil, Mr. Robinson, Mr. Simpson, Mr. Nelley and Mr. Lichtin, respectively, upon exercise of stock options which are currently exercisable or exercisable within 60 days, but does not include 35,000, 20,000, 20,000, 67,500 and 8,000 shares issuable to Mr. Weeks, Mr. Senkbeil, Mr. Robinson, Mr. Stockert and Mr. Simpson, respectively, upon exercise of stock options which are not exercisable within 60 days.
(9) Includes 42,993 Units held by a corporation which is owned 60%, 30% and 10%, respectively, by Mr. Weeks, Mr. Senkbeil and Mr. Robinson.
(10) Includes 257 Units held by a corporation which is owned 75%, 20% and 5%, respectively, by Mr. Weeks, Mr. Senkbeil and Mr. Robinson.
(11) Includes 1,332,261 Units held by a partnership of which Mr. Nelley is a general partner. Mr. Nelley disclaims beneficial ownership of 1,044,983 of such Units.
(12) Includes 282,178 shares of Common Stock and 134,673 Units held by entities which Harold S. Lichtin controls and 1,228 Units held by Mr. Lichtin's spouse.
(13) Includes 10,000 shares issuable upon the exercise of stock options which are currently exercisable or exercisable within 60 days.
(14) Includes 477,000 shares issuable upon the exercise of stock options which are currently exercisable or exercisable within 60 days, but does not include 187,000 shares issuable upon exercise of stock options which are not exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The sections under the heading titled "Certain Transactions" of the Proxy Statement, are incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(A)  1.   Financial Statements

          The following Consolidated Financial Statements of the Registrant and Combined Financial Statements of Weeks Group (Predecessor to the Registrant), together with the applicable Report of Independent Public Accountants, are listed below:

          WEEKS CORPORATION AND SUBSIDIARIES AND WEEKS GROUP                            PAGE NUMBER
          Report of Independent Public Accountants on Financial
            Statements and Schedule.....................................................     F-1
          Consolidated Balance Sheets of Registrant at December 31, 1996 and 1995.......     F-2
          Consolidated Statements of Operations of Registrant for the years ended
            December 31, 1996 and 1995 and for the period from August 24, 1994 to
            December 31, 1994 and the Combined Statement of Operations of
            Weeks Group for the period from January 1, 1994 to August 23, 1994..........     F-3
          Consolidated Statements of Shareholders' Equity of Registrant for the years ended December 31, 1996 and 1995 and for the period from
            August 24, 1994 to December 31, 1994 and the Combined Statement
            of Owners' Deficit of Weeks Group for the period from
            January 1, 1994 to August 23, 1994..........................................     F-4
          Consolidated Statements of Cash Flows of Registrant for the years ended
            December 31, 1996 and 1995 and for the period from August 24, 1994 to
            December 31, 1994 and the Combined Statement of Cash Flows for
            Weeks Group for the period from January 1, 1994 to August 23, 1994..........     F-5
          Notes to Consolidated and Combined Financial Statements.......................     F-6

     2.   Financial Statement Schedule                                                   PAGE IN
                                                                                       FORM 10-K
          Schedule III - Real Estate Assets and Accumulated Depreciation             S-1 to S-10

     3.   Exhibits

     Certain of the exhibits required by item 601 of Regulation S-K have been filed with previous reports by the Registrant and are herein incorporated by reference thereto.

     Exhibit No.   Description
     --------------------------------------------------------------------------------
     2.1**         Agreement of Merger by and between NWI Warehouse Group, LLC and
                   Weeks Realty, L.P., dated November 1, 1996.
     2.2**         Contribution Agreement for Development Properties between Weeks
                   Realty, L.P., and NWI Warehouse Group, L.P., dated November 1,
                   1996.
     2.3**         Contribution Agreement for Aspen Grove Land between Weeks Realty,
                   L.P., and NWI Warehouse Group, L.P., dated November 1, 1996.
     2.4**         Contribution Agreement for I-440 Land between Weeks Realty, L.P., and NWI Warehouse Group, L.P., dated November 1, 1996.
     2.5**         Contribution Agreement for NWI Operating Business by and between
                   Weeks Realty, L.P. and NWI Warehouse Group, L.P., dated November
                   1, 1996.
     2.6**         Contribution Agreement for Buckley Operating Business by and
                   between Weeks Realty, L.P. and Buckley & Company Real Estate,
                   Inc., dated November 1, 1996.
     2.7**         Contribution Agreement for Briley Land between Weeks Realty, L.P.
                   and NWI Warehouse Group, L.P., dated November 1, 1996.
     2.8***        Contribution Agreement by and between Harold S. Lichtin and Weeks
                   Realty, L.P., dated December 31, 1996.
     2.9***        Agreement and Plan of Merger by and among Lichtin Properties,
                   Inc., Harold S. Lichtin and Weeks Corporation, dated December 31,
                   1996.
     2.10***       Contribution Agreement for Northern Telecom Properties, among the
                   Contributors identified therein (the "Contributors") and Weeks
                   Realty, L.P. doing business as Weeks Realty Limited Partnership, dated December 31, 1996.
     2.11***       Contribution Agreement (Perimeter Park West Land) among Harold S.
                   Lichtin, Marie Antoinette Robertson, and Perimeter Park West
                   Associates, and Weeks Realty, L.P. doing business as Weeks Realty
                   Limited Partnership, dated December 31, 1996.
     2.12***       Contribution Agreement for Completed Properties Lichtin Portfolio
                   among the Contributors and Weeks Realty, L.P. doing business as
                   Weeks Realty Limited Partnership, dated December 31, 1996.
     2.13***       Contribution Agreement for Development Properties and Regency
                   Forrest Land among the Contributors and Weeks Realty, L.P. doing business as Weeks Realty Limited Partnership, dated December 31,
                   1996.
     3.1****       Amended and Restated Articles of Incorporation of the Company
     3.2***        Third Amended and Restated Bylaws of Weeks Corporation.
     4.1*          Specimen certificate of Common Stock
     10.1****      First Amended and Restated Agreement of Limited Partnership dated
                   August 24, 1994 of Weeks Realty L.P.
     10.2****      Registration Rights and Lock-Up Agreement dated August 24, 1994 among the Company and the persons named therein
     10.3****      Incentive Stock Plan
     10.4****      Employment Agreements between the Company and A. Ray Weeks, Jr.,
                   Thomas D. Senkbeil and Forrest W. Robinson, respectively

     10.5****      Employment Agreements between Weeks Realty L.P. and A. Ray Weeks,
                   Jr., Thomas D. Senkbeil and Forrest W. Robinson, respectively
     10.6****      Employment Agreements between Weeks Realty Services Inc. and A.
                   Ray Weeks, Jr., Thomas D. Senkbeil and Forrest W. Robinson,
                   respectively
     10.7****      Employment Agreements between Weeks Construction Services Inc. and
                   A. Ray Weeks, Jr. and Forrest W. Robinson, respectively
     10.8****      Noncompetition Agreements among the Company, Weeks Realty L.P.,
                   Weeks Realty Services Inc., Weeks Construction Services Inc. and
                   each of A. Ray Weeks, Jr., Thomas D. Senkbeil and Forrest W.
                   Robinson
     10.9*         Form of Officers and directors Indemnification Agreement
     10.10+        Credit Agreement dated September 25, 1996, by and among Wachovia
                   Bank of Georgia, N.A., as agent bank for Wachovia Bank of Georgia,
                   N.A., First Union National Bank of Georgia, Commerzbank A.G. and
                   Mellon Bank, N.A. as lenders, Weeks Realty, L.P., Weeks
                   Construction Services, Inc., Weeks Realty Serivces, Inc., Weeks
                   Development Partnership and Weeks Financing Limited Partnership,
                   as borrowers, and Weeks Corporation and Weeks Realty, L.P., as guarantors.
     10.11++       Park North Purchase and Sale Agreement between Copley Properties
                   Inc., Parknorth Associates, Parknorth Associates II, Parknorth
                   Associates III and Weeks Realty L.P., dated March 28, 1995
     10.12#        Purchase and Sale Agreement by and among North Meadow Associates
                   Joint Venture, ASC North Fulton Associates Joint Venture and Weeks
                   Realty L.P., dated July 7, 1995.
     10.13##       Employment Agreement between Weeks Corporation and David P.
                   Stockert
     10.14##       Noncompetition Agreement between Weeks Corporation, Weeks Realty
                   L.P., Weeks Realty Services Inc. and Weeks Construction Services
                   Inc. and David P. Stockert, dated June 26, 1995.
     10.15##       Agreement of Purchase and Sale between Premprop-Northwoods 6
                   Partnership, Premprop-Northwoods 18-22 Partnership, and Premprop-
                   Northwoods 23 Partnership and Weeks Realty L.P. dated November 6,
                   1995. The Exhibits and Schedules to this Agreement are listed in, but not filed with, this exhibit. Such Exhibits and Schedules have been omitted for purposes of this filing, but will be furnished to the Commission supplementary upon request.
     10.16###      Real Estate Purchase and Sale Agreement by and between Principal
                   Mutual Life Insurance Company and Weeks Realty, L.P., dated May
                   28, 1996.
     10.17###      Amendment to Weeks Corporation Incentive Stock Plan, dated May 21,
                   1996.
     10.18**       Employment Agreement by and between John W. Nelley, Jr. and Weeks
                   Corporation, dated November 1, 1996.
     10.19**       Employment Agreement by and between Albert W. Buckley, Jr. and
                   Weeks Corporation, dated November 1, 1996.
     10.20**       Noncompetition Agreement by and among NWI Warehouse Group, L.P.,
                   Weeks Corporation, Weeks Realty, L.P., Weeks Realty, Services,
                   Inc., Weeks Construction Services, Inc., Weeks GP Holdings, Inc.,
                   Weeks LP Holdings, Inc., and their respective successors, dated
                   November 1, 1996.

     10.21**       Noncompetition Agreement by and among John W. Nelley, Jr., Weeks
                   Corporation, Weeks Realty, L.P., Weeks Realty Services, Inc.,
                   Weeks Construction Services, Inc., Weeks GP Holdings, Inc., Weeks
                   LP Holdings, Inc., and any other entity under the common control of Weeks Corporation, and their respective successors, dated
                   November 1, 1996.
     10.22**       Noncompetition Agreement by and among Albert W. Buckley, Jr.,
                   Weeks Corporation, Weeks Realty, L.P., Weeks Realty, Services,
                   Inc., Weeks Construction Services, Inc., Weeks GP Holdings, Inc.,
                   Weeks LP Holdings, Inc., and any other entity under the common control of Weeks Corporation, and their respective successors, dated November 1, 1996.
     10.23**       Indemnification Agreement by and between Weeks Corporation and
                   John W. Nelley, Jr., dated November 1, 1996.
     10.24**       Registration Rights and Lock-Up Agreement by and among Weeks
                   Corporation, NWI Warehouse Group, L.P., Buckley & Company Real
                   Estate, Inc., John W. Nelley, Jr., and Albert W. Buckley, Jr.,
                   dated November 1, 1996.
     10.25**       Registration Rights Agreement for Post-March 31, 1998 Shares and
                   Units, by and among Weeks Corporation, NWI Warehouse Group, L.P., and Buckley & Company Real Estate, Inc., dated November 1, 1996.
     10.26**       Second Amended and Restated Agreement of Limited Partnership of
                   Weeks Realty, L.P., dated October 30, 1996.
     10.27**       First Amendment to the Second Amended and Restated Agreement of
                   Limited Partnership of Weeks Realty, L.P. by and among NWI
                   Warehouse Group, L.P., Buckley & Company Real Estate, Inc. and
                   Weeks GP Holdings, Inc., dated November 1, 1996.
     10.28***      Registration Rights and Lock-Up Agreement by and among Weeks
                   Corporation and Harold S. Lichtin, Noel A. Lichtin, Marie A.
                   Robertson, Amy R. Ehrman, Roland G. Robertson and Perimeter Park
                   West Associates Limited Partnership, dated December 31, 1996.
     10.29***      Registration Rights and Lock-Up Agreement for Post-June 30, 1998
                   Units by and among Weeks Corporation and Harold S. Lichtin, Noel
                   A. Lichtin, Marie A. Robertson, Amy R. Ehrman, Roland G. Robertson
                   and Perimeter Park West Associates Limited Partnership, dated
                   December 31, 1996.
     10.30***      Employment Agreement by and between Harold S. Lichtin and Weeks
                   Corporation, dated December 31, 1996.
     10.31***      Noncompetition Agreement by and between Harold S. Lichtin, Weeks
                   Corporation, Weeks Realty, L.P., Weeks Realty Services, Inc.,
                   Weeks Construction Services, Inc., Weeks GP Holdings, Inc., Weeks
                   LP Holdings, Inc., and any other entity under the common control of Weeks Corporation, and their respective successors, dated
                   December 31, 1996.
     10.32***      Indemnification Agreement by and between Weeks Corporation and
                   Harold S. Lichtin, dated December 31, 1996.
     10.33***      Second Amendment to the Second Amended and Restated Agreement of
                   Limited Partnership of Weeks Realty, L.P. by and among Harold S.
                   Lichtin, Noel A. Lichtin, Marie Antoinette Robertson, Amy R.
                   Ehrman, Roland G. Robertson and Perimeter Park West Associates
                   Limited Partnership, Weeks GP Holdings, Inc. and Weeks
                   Corporation, dated December 31, 1996.

     11.1          Computation of earnings per share
     21.1          List of subsidiaries of the Registrant
     23.1          Consent of Arthur Andersen LLP regarding the Company's Form S-3, file No. 33-96534, Form S-3, file No. 333-1106, Form S-8, file No.
                   333-1108, Form S-3, file No. 333-18307, and Form S-8, file No.
                   333-18305
     27.1          Financial Data Schedule

     * Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-80314) of the Registrant.
     ** Filed as an exhibit to the Company's Current Report on Form 8-K dated November 1, 1996.
     *** Filed as an exhibit to the Company's Current Report on Form 8-K dated December 31, 1996.
     **** Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
     # Filed as an exhibit to the Company's Current Report on Form 8-K dated August 31, 1995.
     ## Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
     ### Filed as an exhibit to the Company's Current Report on Form 8-K dated August 9, 1996.
     #### Filed as an exhibit to the Registration Statement on Form S-8 (SEC
          File No. 333-18305).
     + Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
          September 30,  1996.
     ++ Filed as an exhibit to the Company's Current Report on Form 8-K dated July 12, 1995.


(B)  1.   Reports on Form 8-K

          Form 8-K/A dated August 9, 1996, and filed on October 18, 1996, amending the Company's Form 8-K dated August 9, 1996 and filed on August 22, 1996, reporting the acquisition of the Principal Properties on August 9, 1996.

          Form 8-K dated November 1, 1996, and filed on November 6, 1996, as amended by Form 8-K/A dated November 1, 1996, and filed on November 8, 1996, reporting the acquisition of certain properties and business operations of NWI on November 1, 1996.

          Form 8-K dated November 5, 1996, and filed on November 6, 1996, reporting the proposed acquisition of certain properties and business operations of Lichtin.

          Form 8-K dated November 7, 1996, and filed on November 12, 1996, as amended by Form 8-K/A dated November 7, 1996, and filed on November 13, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WEEKS CORPORATION
                                    (Registrant)

March 27, 1997                      /s/ A. Ray Weeks, Jr.
                                    ---------------------
                                    A. Ray Weeks, Jr.
                                    Chairman of the Board, Chief Executive
                                    Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities on the dates indicated:


SIGNATURE                     TITLE                              DATE
--------------------------------------------------------------------------------
  /s/ A. Ray Weeks, Jr.       Chairman of the Board, Chief       March 27, 1997
----------------------------
  A. Ray Weeks, Jr.           Executive Officer and Director

  /s/ Thomas D. Senkbeil      Vice Chairman, Chief               March 27, 1997
----------------------------
  Thomas D. Senkbeil          Investment Officer and Director

  /s/ Forrest W. Robinson     President, Chief Operating         March 27, 1997
----------------------------
  Forrest W. Robinson         Officer and Director

  /s/ David P. Stockert       Senior Vice President and          March 27, 1997
----------------------------
  David P. Stockert           Chief Financial Officer

  /s/ Harold S. Lichtin       Managing Director and              March 27, 1997
----------------------------
  Harold S. Lichtin           Director

  /s/ John W. Nelley, Jr.     Managing Director and              March 27, 1997
----------------------------
  John W. Nelley, Jr.         Director

  /s/ Arthur J. Quirk         Vice President and Controller      March 27, 1997
----------------------------
  Arthur J. Quirk

  /s/ Barrington H. Branch    Director                           March 27, 1997
----------------------------
  Barrington H. Branch

  /s/ George D. Busbee        Director                           March 27, 1997
----------------------------
  George D. Busbee

  /s/ Charles R. Eitel        Director                           March 27, 1997
----------------------------
  Charles R. Eitel

  /s/ William O. McCoy        Director                           March 27, 1997
----------------------------
  William O. McCoy

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Weeks Corporation:


We have audited the accompanying consolidated balance sheets of Weeks Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1996 and 1995, and for the period from August 24, 1994 to December 31, 1994. We have also audited the combined statements of operations, owners' deficit and cash flows of Weeks Group for the period from January 1, 1994 to August 23, 1994. These financial statements and schedule are the responsibility of the management of Weeks Corporation. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Weeks Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 and for the period from August 24, 1994 to December 31, 1994, and the results of operations and the cash flows of Weeks Group for the period from January 1, 1994 to August 23, 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                              ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 21, 1997

                 WEEKS CORPORATION CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)                                   Dec. 31, 1996         Dec. 31, 1995
------------------------------------------------------------------------------------------------------------
ASSETS
Real estate assets
  Land                                                              $      77,233         $     40,100
  Buildings and improvements                                              450,002              253,414
  Accumulated depreciation                                                (41,469)             (29,889)
------------------------------------------------------------------------------------------------------------
     Operating real estate assets                                         485,766              263,625
  Developments in progress                                                 56,571               21,448
  Land held for future development                                          9,035                4,801
------------------------------------------------------------------------------------------------------------
     Net real estate assets                                               551,372              289,874
Real estate development loans                                               9,455                1,309
Direct financing lease, net                                                 5,136                5,229
Cash and cash equivalents                                                     260                  982
Receivables, net                                                            5,858                4,544
Deferred costs, net                                                        10,286                9,457
Investments in and notes receivable from
     unconsolidated subsidiaries                                            7,760                7,751
Other assets                                                                1,722                1,295
------------------------------------------------------------------------------------------------------------
                                                                    $     591,849         $    320,441
============================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable                                              $     197,575         $    113,022
Bank credit facility borrowings                                            99,400               34,283
Accounts payable and accrued expenses                                       9,970                7,783
Other liabilities                                                           2,963                1,741
------------------------------------------------------------------------------------------------------------
  Total liabilities                                                       309,908              156,829
------------------------------------------------------------------------------------------------------------
Minority interests in Operating Partnership                                68,230               30,663
------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 14)
Shareholders' equity
  Common stock, $0.01 par value; 100,000,000 shares
     authorized; 14,048,593 and 11,155,704 shares issued
     and outstanding at December 31, 1996 and 1995, respectively              140                  112
  Preferred stock, $0.01 par value; 20,000,000 shares
     authorized; none issued                                                   --                   --
  Additional paid-in capital                                              267,634              191,259
  Accumulated deficit                                                     (54,063)             (58,422)
------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                           213,711              132,949
------------------------------------------------------------------------------------------------------------
                                                                    $     591,849         $    320,441
============================================================================================================

The accompanying notes are an integral part of these balance sheets.

            WEEKS CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
               AND WEEKS GROUP COMBINED STATEMENT OF OPERATIONS

                                                                   Weeks Corporation                   Weeks Group
                                                   -----------------------------------------------    -------------
                                                       Year Ended      Year Ended      Aug. 24 to       Jan. 1 to
(In thousands, except per share data)                 Dec. 31, 1996   Dec. 31, 1995   Dec. 31, 1994   Aug. 23, 1994
-------------------------------------------------------------------------------------------------------------------
REVENUE
  Rental                                              $48,162         $31,217         $ 8,144         $10,937
  Tenant reimbursements                                 4,517           2,798             733             977
  Direct financing lease                                  768             776             277             504
  Other                                                   436             480             158             107
  Development and construction fees                        --              --              --             990
  Landscape                                                --              --              --           2,169
  Property management fees                                 --              --              --             425
  Commissions                                              --              --              --             429
-------------------------------------------------------------------------------------------------------------------
                                                       53,883          35,271           9,312          16,538
-------------------------------------------------------------------------------------------------------------------
EXPENSES
  Property operating and maintenance                    6,025           3,899             979           1,747
  Real estate taxes                                     4,725           2,997             735             974
  Depreciation and amortization                        13,474           8,177           2,098           2,920
  Interest                                             11,779           8,106           1,958           6,682
  Amortization of deferred financing costs                864             691             252             322
  General and administrative                            3,039           1,848             472           1,514
  Labor and materials                                      --              --              --           1,954
-------------------------------------------------------------------------------------------------------------------
                                                       39,906          25,718           6,494          16,113
-------------------------------------------------------------------------------------------------------------------
INCOME BEFORE EQUITY IN EARNINGS OF UNCONSOLIDATED
  ENTITIES AND INTEREST INCOME                         13,977           9,553           2,818             425
  Equity in earnings of unconsolidated entities         1,340           1,220             692              91
  Interest income                                         492             334             224              --
-------------------------------------------------------------------------------------------------------------------
INCOME BEFORE MINORITY INTERESTS
  AND EXTRAORDINARY LOSS                               15,809          11,107           3,734             516
  Minority interests                                   (3,064)         (2,681)           (943)             --
-------------------------------------------------------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY LOSS                       12,745           8,426           2,791             516
  Extraordinary loss, net of minority interests            --              --          (1,993)             --
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                            $12,745         $ 8,426         $   798         $   516
===================================================================================================================
PER SHARE DATA
  Income before extraordinary loss                      $1.11           $1.03           $0.36
  Extraordinary loss                                       --              --           (0.26)
-------------------------------------------------------------------------------------------------------------------
  Net income                                            $1.11           $1.03           $0.10
===================================================================================================================
  Weighted average shares outstanding                  11,512           8,171           7,675
===================================================================================================================

  The accompanying notes are an integral part of these financial statements.

       WEEKS CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             AND WEEKS GROUP COMBINED STATEMENT OF OWNERS' DEFICIT

                                                                         Additional
                                                          Common          Paid-in         Accumulated
(In thousands, except per share amounts)                  Stock           Capital            Deficit          Total
------------------------------------------------------------------------------------------------------------------------
OWNERS' DEFICIT, DECEMBER 31, 1993                        $  --        $      --          $(24,197)          $(24,197)
  Capital distributions, net                                 --               --            (1,571)            (1,571)
  Net income                                                 --               --               516                516
------------------------------------------------------------------------------------------------------------------------
OWNERS' DEFICIT, AUGUST 23, 1994                             --               --           (25,252)           (25,252)
  Initial public offering of common stock, net of
     underwriting discount and offering costs
     of $14,543                                              77          118,205                --            118,282
  Private placement of shares                                --              289                --                289
  Acquisition of property interests of non-controlled
     entities for Units in Operating Partnership             --               --             8,053              8,053
  Distributions to controlling interests                     --               --            (2,547)            (2,547)
  Adjustment for minority interest of Unitholders
     in Operating Partnership at initial offering date       --               --           (25,002)           (25,002)
  Dividends ($0.15 per share)                                --               --            (1,151)            (1,151)
  Net income                                                 --               --               798                798
------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY, DECEMBER 31, 1994                      77          118,494           (45,101)            73,470
  Public offering of common stock, net of
     underwriting discount and offering costs
     of $4,825                                               35           72,765                --             72,800
  Adjustments primarily for minority interest of
     Unitholders in Operating Partnership upon
     public offering and upon conversions of Units
     into shares                                             --               --           (10,234)           (10,234)
  Dividends ($1.50 per share)                                --               --           (11,513)           (11,513)
  Net income                                                 --               --             8,426              8,426
------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY, DECEMBER 31, 1995                     112          191,259           (58,422)           132,949
  Public offering of common stock, net of
     underwriting discount and offering costs
     of $3,843                                               26           68,506                --             68,532
  Acquisition consideration                                   2            7,122                --              7,124
  Exercise of stock options                                  --              706                --                706
  Dividend reinvestment plan                                 --               41                --                 41
  Adjustments for minority interest of Unitholders
     in Operating Partnership upon public offering
     and upon issuance of additional shares and Units        --               --             9,474              9,474
  Dividends ($1.60 per share)                                --               --           (17,860)           (17,860)
  Net income                                                 --               --            12,745             12,745
------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY, DECEMBER 31, 1996                    $140         $267,634          $(54,063)          $213,711
========================================================================================================================

 The accompanying notes are an integral part of these financial statements.

            WEEKS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
               AND WEEKS GROUP COMBINED STATEMENT OF CASH FLOWS

                                                                                   Weeks Corporation                   Weeks Group
                                                                    -----------------------------------------------   --------------
                                                                       Year Ended         Year Ended    Aug. 24 to       Jan. 1 to
(In thousands)                                                       Dec. 31, 1996     Dec. 31, 1995   Dec. 31, 1994   Aug. 23, 1994
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                                             $  12,745       $   8,426        $    798        $    516
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Minority interests                                                        3,064           2,681             943              --
   Depreciation and amortization                                            13,474           8,177           2,098           2,920
   Amortization of deferred financing costs                                    864             691             252             322
   Income from direct financing lease                                         (768)           (776)           (277)           (504)
   Straight-line rent revenue                                                 (475)             19              31             216
   Equity in earnings of partnerships
        and joint ventures                                                      --              --              --             (91)
   Extraordinary loss, net of minority interests                                --              --           1,993              --
  Net change in:
   Receivables                                                                (184)           (734)           (846)           (815)
   Other assets                                                               (659)           (239)          2,643          (4,213)
   Deferred costs                                                           (2,618)         (2,451)         (1,186)           (706)
   Accounts payable and accrued expenses                                     1,366           2,078          (1,411)          1,732
   Other liabilities                                                         1,222             806             531           3,053
   Construction receivables                                                     --              --              --            (109)
   Costs in excess of billings                                                  --              --              --           1,559
   Cash overdraft payable                                                       --              --          (1,615)           (829)
   Billings in excess of costs                                                  --              --              --            (282)
------------------------------------------------------------------------------------------------------------------------------------

  Net cash provided by operating activities                                 28,031          18,678           3,954           2,769
------------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Property acquisition, development and construction                      (113,056)       (113,870)        (34,599)        (15,593)
  Real estate development loans                                             (8,146)         (1,309)             --              --
  Payments received on direct financing lease                                  861             835             291             520
  Notes receivable collections                                                  18           1,467              --              --
  Notes receivable and deposits                                                 --          (4,540)             --              --
  Distributions from (investments in)
   unconsolidated entities                                                      --             290          (3,840)            120
------------------------------------------------------------------------------------------------------------------------------------

  Net cash used in investing activities                                   (120,323)       (117,127)        (38,148)        (14,953)
------------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Public offering proceeds                                                  72,375          77,625         132,825              --
  Underwriting discount and offering costs                                  (3,843)         (4,825)        (14,543)             --
  Proceeds from stock option exercises and
    dividend reinvestment plan                                                 747              --              --              --
  Line of credit proceeds (repayments), net                                 65,117          34,283          (9,477)            669
  Proceeds from mortgage notes payable                                          --           5,200          39,000          15,763
  Payments of construction and mortgage notes payable                      (20,075)         (3,650)        (98,180)         (2,162)
  Deferred financing costs                                                    (783)           (133)         (3,444)           (470)
  Dividends to shareholders                                                (17,860)        (11,513)         (1,151)             --
  Distributions to minority interests                                       (4,108)         (3,890)           (388)             --
  Debt prepayment penalties                                                     --              --          (2,180)             --
  Private placement proceeds                                                    --              --             289              --
  Distributions to Weeks Group owners, net                                      --              --          (2,399)         (1,571)
------------------------------------------------------------------------------------------------------------------------------------

  Net cash provided by financing activities                                 91,570          93,097          40,352          12,229
------------------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (722)         (5,352)          6,158              45
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 982           6,334             176             131
------------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $     260       $     982        $  6,334        $    176
====================================================================================================================================


  The accompanying notes are an integral part of these financial statements.

                       WEEKS CORPORATION AND WEEKS GROUP

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS

     Weeks Corporation and its subsidiaries own, operate, develop, construct, acquire and manage industrial and suburban office buildings in the southeast United States. As used herein, the term "Company" includes Weeks Corporation and its subsidiaries, including Weeks Realty, L.P. (the "Operating Partnership"), unless the context indicates otherwise. The Company, through its wholly owned subsidiaries, is the general partner and owns a majority interest in the Operating Partnership which, including the operations of its subsidiaries, conducts substantially all of the on-going operations of the Company. The Company has elected to qualify and operate as a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company will not generally be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code relating to the composition of its income and assets, and the requirement to distribute 95% of its taxable income to its shareholders.

     As of December 31, 1996, the Company had outstanding 14,048,593 shares of common stock and owned the same number of units of partnership interest ("Units") in the Operating Partnership representing a 75.8% ownership interest in the Operating Partnership. Units held by persons other than the Company totaled 4,485,190 as of December 31, 1996, and represented a 24.2% minority interest in the Operating Partnership. Units are convertible by their holders into shares of common stock on a one-for-one basis, or into cash, at the Company's option. The Company's weighted average ownership interest in the Operating Partnership was 80.6% and 75.9% for the years ended December 31, 1996 and 1995, respectively.

     The Company conducts its third-party service businesses through two subsidiaries (the "Subsidiaries"): Weeks Realty Services, Inc. conducts third-party landscape, property management and leasing services, and Weeks Construction Services, Inc. conducts third-party construction services. The Company holds 100% of the nonvoting and 1% of the voting common stock of these Subsidiaries. The remaining voting common stock is held by three executive officers of the Company. The ownership of the common stock of the Subsidiaries entitles the Company to substantially all (99%) of the economic benefits from the results of the Subsidiaries' operations.

     On August 24, 1994, the Company completed a business combination and an initial public offering ("IPO") of common stock resulting in the organizational and operating structure discussed above. The Company and its subsidiaries succeeded to substantially all of the interests in certain land and industrial and suburban office buildings under common ownership and to the development, construction, landscape and management businesses of the predecessors to the Company referred to herein as the "Weeks Group."

     As of December 31, 1996, the Company owned 168 industrial properties, 17 suburban office properties and three retail properties comprising 13.0 million square feet. The Company's primary markets and the concentration of the Company's portfolio (based on square footage) are Atlanta, Georgia (74%), Nashville, Tennessee (11%), Raleigh-Durham-Chapel Hill, North Carolina (9%), Orlando, Florida (3%), and Spartanburg, South Carolina (3%). In addition, 24 industrial and suburban office properties and two property expansions were under development or in lease-up at December 31, 1996, comprising an additional 3.0 million square feet.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the consolidated financial position of the Company and its subsidiaries at December 31, 1996 and 1995, and their results of operations for the years ended December 31, 1996 and 1995 and for the period from August 24, 1994 to December 31, 1994. Subsequent to the IPO, the Subsidiaries are reflected in the accompanying consolidated financial statements on the equity method of accounting as discussed below. The accompanying historical results of operations of Weeks Group for the period from January 1, 1994 to August 23, 1994, represent the operations of certain industrial and suburban office properties controlled by the predecessors to the Company through real estate partnerships and affiliated entities which provided development, construction, landscape, and property management services for the partnerships and third parties. The historical results of operations of Weeks Group are presented on a combined basis because these entities were under common ownership and control and were the subject of a business combination in connection with the IPO. All significant intercompany balances and transactions have been eliminated in the consolidated and combined financial statements.

     REAL ESTATE ASSETS

     Real estate assets are stated at depreciated cost. Major improvements and replacements are capitalized and depreciated over their estimated useful lives when they extend the useful life, increase capacity or improve efficiency of the related asset. All other repairs and maintenance are expensed as incurred. Costs related to the acquisition, planning, development and construction of buildings and improvements, including interest, property taxes and insurance and allocated overhead costs incurred during the construction period, are capitalized.

     The Company adopted Statement of Financial Accounting Standards ("SFAS") 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" in the fourth quarter of 1995. SFAS 121 established new standards on how impairment losses on long-lived assets, including real estate assets, should be measured. The implementation of SFAS 121 had no impact on the Company's 1996 and 1995 consolidated financial statements.

     Depreciation is calculated using the straight-line method, generally over 35 years, for buildings and improvements. Tenant improvements are capitalized and depreciated using the straight-line method over the term of the related lease.

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and highly liquid investments, consisting primarily of money market accounts, with original maturities of three months or less.

     REVENUE RECOGNITION

     All leases, other than the lease discussed in Note 3, are classified as operating leases and the related rental income is recognized on a straight-line basis over the terms of the respective leases. Straight-line rent receivables totaled $3,023,000 and $2,548,000 at December 31, 1996 and 1995, respectively. Tenant reimbursements for property taxes and other recoverable expenses are recognized as revenues in the period the applicable expenses are incurred.

     Revenues for development, construction, landscape, property management and leasing services provided by the Subsidiaries, and Weeks Group prior to the IPO, are recognized over the period during which the related services were rendered.

     DEFERRED COSTS

     Costs incurred to procure operating leases and in conjunction with financing arrangements are capitalized and amortized on a straight-line basis over the terms of the related lease or loan arrangements. Unamortized lease and financing costs are written off upon the early termination of the related lease or loan agreement.

     INVESTMENTS IN UNCONSOLIDATED ENTITIES

     Effective for years ended December 31, 1995 and thereafter, the Company changed its method of accounting for the Subsidiaries to the equity method in accordance with Emerging Issues Task Force Issue No. 95-6, "Accounting by a Real Estate Investment Trust for an Invesment in a Service Corporation." For the period from August 24, 1994 to December 31, 1994, the Subsidiaries were accounted for on the cost method. The consolidated financial statements of the Company were not restated for periods prior to January 1, 1995 as the impact of this change was not material.

     INTEREST RATE SWAP AGREEMENTS

     The Company uses interest rate swap arrangements to manage its exposure to interest rate changes. Such arrangements are considered hedges of specific borrowings, and differences paid and received under the swap arrangements are recognized as adjustments to interest expense.

     INCOME TAXES

     The Company has elected to be taxed as a REIT under the Code for all periods subsequent to August 24, 1994. As a REIT, the Company will not generally be subject to corporate level federal income taxes as long as it satisfies certain technical requirements of the Code relating to the composition of its income and assets, and the requirement that it distribute 95% of its taxable income to its shareholders. In any event, the Company may be subject to certain state and local taxes and to federal income and excise taxes on its undistributed income. If the Company fails to qualify as a REIT under the Code, it will be subject to federal income taxes at regular corporate tax rates in such year of disqualification.

     The Subsidiaries of the Company, which conduct the related construction, landscape, property management and leasing service businesses, are taxed as regular taxable corporations. The impact of income taxes, if any, reduces the amount of Subsidiary earnings otherwise recognized by the Company under the equity method. For the years ended December 31, 1996 and 1995 and for the period August 24, 1994 to December 31, 1994, the impact of the Subsidiaries' income taxes and their related tax attributes were not material to the accompanying consolidated financial statements.

     Weeks Group is a combination of legal entities, primarily partnerships and subchapter S corporations, not subject to federal and state income taxes. Accordingly, no income taxes have been provided for in the accompanying combined financial statements of Weeks Group. The individual partners and subchapter S corporation shareholders included their respective share of profits and losses from these entities in their individual income tax returns. There could be significant differences between each individual owner's tax basis and their proportionate share of the net assets reported in the financial statements. SFAS No. 109, "Accounting for Income Taxes," requires a public enterprise to disclose the aggregate difference in the basis of its net assets for financial and tax reporting purposes. However, Weeks Group does not have access to information about each individual owner's tax attributes in Weeks Group, and the aggregate tax bases cannot be readily determined. In any event, management does not believe that, with respect to Weeks Group, the aggregate difference would be meaningful information.

     DIVIDENDS

     The Company declared and paid dividends of $17,860,000 or $1.60 per share, $11,513,000 or $1.50 per share and $1,151,000 or $0.15 per share in 1996,
     1995 and 1994, respectively. The Company's 1996 dividends are estimated to be 95% taxable to the Company's shareholders as ordinary income with the remaining 5% representing a return of capital. The 1995 and 1994 dividends were 100% taxable to the Company's shareholders as ordinary income. Additionally, Unitholders of the minority interests in the Operating Partnership received cash distributions totaling $4,108,000 or $1.60 per Unit, $3,890,000 or $1.50 per Unit and $388,000 or $0.15 per Unit in 1996,
     1995 and 1994, respectively. In January 1997, the Company declared and paid dividends and made distributions of $6,043,000 or $0.43 per share and $1,446,000 or $0.43 per Unit relating to fourth quarter 1996 operating results.

     PER SHARE DATA

     Net income per share is calculated using the weighted average number of common shares outstanding of 11,512,000 in 1996, 8,171,000 in 1995 and 7,675,000 for the period from August 24, 1994 to December 31, 1994. The impact of outstanding stock options was not dilutive in any period. An assumed conversion of Units into common stock would not affect net income per share.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

     RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the 1996 presentation.

3.   DIRECT FINANCING LEASE

     The Company holds an investment in a 15-year direct financing lease with the tenant of a build-to-suit facility in Atlanta, Georgia. The lease agreement, which commenced in June 1992, provides the tenant the option to acquire the facility and associated land on the tenth anniversary of lease commencement for $3,766,000 plus any prepayment penalty due on the mortgage note encumbering the property. The lease also provides for the transfer of the property to the tenant upon lease termination if the early buyout option is not exercised. The components of the investment in the direct financing lease are as follows (in thousands):

                                    Dec. 31, 1996   Dec. 31, 1995
     -----------------------------------------------------------------
     Future minimum rentals               $10,378         $11,239
     Less unearned income                  (5,242)         (6,010)
     -----------------------------------------------------------------
     Direct financing lease, net          $ 5,136         $ 5,229
     -----------------------------------------------------------------

     Future minimum rentals receivable under the lease as of December 31, 1996, assuming the lessee exercises its buyout option after year ten are $886,000 in 1997, $913,000 in 1998, $940,000 in 1999, $968,000 in 2000, $998,000 in
     2001 and $4,188,000 through June 2002. Minimum annual rentals will be $1,050,000 during the remaining five years of the lease, if the tenant does not exercise the buyout option.


4    DEFERRED COSTS

     Deferred costs consist of the following (in thousands):

                                      Dec. 31, 1996   Dec. 31, 1995
     -----------------------------------------------------------------
     Deferred lease costs                   $12,781         $11,246
     Deferred financing costs                 3,870           3,576
     -----------------------------------------------------------------
                                             16,651          14,822
     Less accumulated amortization           (6,365)         (5,365)
     -----------------------------------------------------------------
                                            $10,286         $ 9,457
     -----------------------------------------------------------------

5.   BORROWINGS

     The Operating Partnership, the Subsidiaries and Weeks Development Partnership (Note 7), as co-borrowers, entered into a new $175 million syndicated revolving credit facility (the "Credit Facility") with four banks in 1996. The Credit Facility is unsecured and can be used for development and construction, acquisitions and general corporate purposes. Each co-borrower is liable for its own borrowing; however, the entire Credit Facility is guaranteed by the Company. Additionally, the Company and the co-borrowers are required to meet certain financial and non-financial covenants including limitations on secured borrowings and a restriction on the amount of dividends and distributions to not more than 95% of funds from operations, a REIT industry measure of operating performance, unless additional amounts are necessary to maintain the Company's REIT status under the Code. The Credit Facility matures on December 31, 1999 and may be extended annually through December 31, 2002, subject to an annual extention fee of 0.125%. The Credit Facility replaced the Company's previous single-bank revolving line of credit.

     The Credit Facility provides for advances of up to $175 million, subject to certain covenants, including those governing the Company's maximum unsecured borrowings and total leverage. Maximum available advances, governed by the existing covenants, currently total $175 million. Credit Facility borrowings are detailed as follows (in thousands):

                                           Dec. 31, 1996  Dec. 31, 1995
     ---------------------------------------------------------------------
     Operating Partnership                     $ 99,400        $34,283
     Weeks Construction Services, Inc.               --          3,210
     Weeks Development Partnership                2,085            927
     Weeks Realty Services, Inc.                  1,510            100
     ---------------------------------------------------------------------
                                               $102,995        $38,520
     ---------------------------------------------------------------------

     Interest under the Credit Facility accrues at bank prime minus 0.25% or at LIBOR plus 1.35% at the election of the co-borrowers. The weighted average interest rate on Credit Facility borrowings, exclusive of the impact of the interest rate swaps discussed below, was 6.94% and 7.32% at December 31, 1996 and 1995, respectively. Fees on the unused portion of the Credit Facility are 0.20%.

     In July 1996, the Company entered into three interest rate swap agreements with a commercial bank to effectively change the interest costs on $50,000,000 of Credit Facility borrowings from the variable rates discussed above to fixed rates. The agreements, with notional principal amounts of $10,000,000, $10,000,000 and $30,000,000, terminate in July 1998, July
     1999, and July 2001 with effective fixed interest rates of 7.72%, 7.89% and 8.14%, respectively.

     Mortgage notes payable at December 31, 1996 and 1995, specifically listed for notes with outstanding balances in excess of $10 million, consist of the following (in thousands):

                                                               Dec. 31, 1996     Dec. 31, 1995
     ------------------------------------------------------------------------------------------
     FIXED RATE
     Mortgage note, interest only at 7.13%,
     due in 1999                                                  $ 38,000          $ 38,000
     Three mortgage notes, interest only at 7.75%,
     due in 1998                                                    31,170            31,170
     Mortgage note, principal and interest at 9.24%,
     due in 2005                                                    16,028                --
     Mortgage note, principal and interest at 8.10%,
     due in 2006                                                    12,278                --
     Mortgage note, interest only at 7.625%, due in 2000            10,300            10,300
     Other mortgage notes (20 at December 31, 1996),
     principal and interest at 6.71% to 9.80%,
     due in 1998 to 2006                                            83,956            27,663
     VARIABLE RATE
     Industrial revenue bonds, interest at 4.15% to 6.45%
     at December 31, 1996, due in 2004 and  2010                     5,843             5,889
     ------------------------------------------------------------------------------------------
                                                                  $197,575          $113,022
     ------------------------------------------------------------------------------------------

     At December 31, 1996 and 1995, fixed rate mortgage notes payable included 27 notes with a weighted average interest rate of 7.98% and 12 notes with a weighted average interest rate of 7.58%, respectively. The weighted average term to maturity of fixed rate mortgage notes payable was 5.1 years at December 31, 1996. Fixed rate mortgage indebtedness increased by $84,553,000 in 1996 due to the assumption of 16 notes totaling $89,535,000 in conjunction with the NWI and Lichtin acquisition transactions (Note 8), net of principal repayments. The weighted average interest rate on the assumed fixed rate indebtedness was approximately 8.50%. Certain Company officers and Unitholders guarantee a portion of fixed rate mortgage notes.

     Variable rate industrial revenue bonds include two separate arrangements. One bond issue with an outstanding balance of $5,140,000 was refunded in 1996 through the issuance of tax-exempt adjustable-rate bonds with interest at rates equivalent to short-term tax-exempt Aa2 rated securities. The second bond issue accrues interest at 78% of the prime lending rate. Weighted average interest rates under these arrangements were 4.43% and 7.63% at December 31, 1996 and 1995, respectively. The bonds are supported by letters of credit totaling $5,345,000.

     Scheduled maturities of mortgage notes payable, at December 31, 1996, are summarized as follows (in thousands):

          Year                   Amount
         ----------------------------------
          1997                   $  2,035
          1998                     39,196
          1999                     48,440
          2000                     21,329
          2001                     10,682
          2002 and thereafter      75,893
         ----------------------------------
                                 $197,575
         ----------------------------------

     Net real estate assets totaling $265,235,000 and $127,228,000 at December 31, 1996 and 1995, respectively, are pledged as collateral under mortgage notes payable. Interest capitalized for the years ended December 31,1996 and 1995, and for the period from January 1, 1994 to August 23, 1994, totaled $2,358,000, $1,198,000, and $89,000, respectively.

     The extraordinary loss of $2,667,000 ($1,993,000 net of minority interests) during the period from August 24, 1994 to December 31, 1994 resulted from mortgage loan prepayment penalties of $2,180,000 and the write-off of deferred financing costs of $487,000 related to the early retirement of debt from the proceeds of the IPO.

6.   REAL ESTATE DEVELOPMENT LOANS

     As part of certain joint development agreements entered into with third parties, and upon the approval of joint development projects, the Company lends funds on a secured basis to develop and construct certain properties and can be required by its development partners to acquire the properties upon their completion based on the terms specified in the development agreements, generally at prices equal to the greater of capitalized costs or the property's net operating income capitalized at specified capitalization rates, as defined. Additionally, the Company has options to acquire the properties upon substantial lease-up of the buldings. At December 31, 1996, the Company had funded $7,645,000 under development loan agreements relating to three industrial buildings under development in Atlanta, Georgia. Total loan commitments from the Company for the three approved projects are approximately $11,741,000. Loans under these agreements are secured by the industrial buildings under development, bear interest at rates ranging from LIBOR plus 2.35% to LIBOR plus 2.50%, and mature from August 1998 to March 1999.

     Additionally, at December 31, 1996, the Company had a real estate development loan to an affiliated joint venture with an outstanding balance of $1,810,000 ($1,309,000 at December 31, 1995). The total loan commitment is $2,360,000 and the loan is secured by an industrial building. Interest accrues at 9% and the loan matures in March 1998. The Company has an option to acquire the property upon substantial lease-up of the building.

7.   INVESTMENTS IN AND NOTES RECEIVABLE FROM UNCONSOLIDATED ENTITIES

     The Company conducts third-party construction, landscape, property management and leasing service businesses through the Subsidiaries. Through Weeks Development Partnership ("Weeks Development"), wholly owned by the Subsidiaries, the Subsidiaries also own land in various business parks, either directly or through ownership interests in real estate partnerships and joint ventures. The Company and Weeks Group developed and own operating properties in these business parks. The Company intends, based on market conditions, to acquire land from Weeks Development and its affiliated partnerships and joint ventures for the development of future operating properties. As discussed in Note 2, these Subsidiaries are accounted for on the equity method of accounting. Under the equity method, the Company recognizes, in its consolidated statements of operations, its economic share (99%) of the Subsidiaries' earnings and losses.

     The following information summarizes the financial position, results of operations and cash flows of the Subsidiaries and Weeks Development on a combined basis for the years ending December 31, 1996 and 1995, and for the period from August 24, 1994 to December 31, 1994, and selected operating data of Weeks Group for the period from January 1, 1994 to August 23, 1994. The operating data of Weeks Group is included in the combined financial statements of Weeks Group (Note 2) but is also reflected below for comparison purposes (in thousands):

     FINANCIAL POSITION                          Dec. 31, 1996   Dec. 31,1995
     ------------------------------------------------------------------------
     ASSETS
     Real estate assets, principally land             $ 7,200         $ 7,012
     Investments in real estate partnerships
       and joint ventures                               3,025           3,417
     Receivables and other assets                      13,113          10,892
     -------------------------------------------------------------------------
                                                      $23,338         $21,321
     -------------------------------------------------------------------------
     LIABILITIES AND EQUITY
     Notes payable to Company                         $10,921         $10,939
     Credit facility borrowings                         3,595           4,237
     Other borrowings                                   1,261           1,828
     Other liabilities                                 10,725           7,505
     Total equity                                      (3,164)         (3,188)
     -------------------------------------------------------------------------
                                                      $23,338         $21,321
     -------------------------------------------------------------------------

     The notes payable to the Company accrue interest at 12%, payable annually, and mature in 2004. The notes are secured by land and by Weeks Development's interests in real estate partnerships and joint ventures. The operations of the Subsidiaries and Weeks Development are financed, as necessary, through direct borrowings under the Credit Facility.

     At December 31, 1996, the Company's investment in and notes receivable from the Subsidiaries totaling $7,760,000 includes notes receivable from the Subsidiaries of $10,921,000 and the Company's investment in the Susidiaries of ($3,161,000).

                                                              Subsidiaries                  Weeks Group
                                           ---------------------------------------------   -------------
                                             Year ended      Year ended      Aug. 24 to    Jan. 1 to
                                           Dec. 31, 1996   Dec. 31, 1995   Dec. 31, 1994   Aug. 23,1994
     ---------------------------------------------------------------------------------------------------
     RESULTS OF OPERATIONS:
     REVENUE
     Construction and development
         fees                                   $ 2,233         $ 1,483         $   636      $  990
     Landscape                                    5,035           3,854           1,054       2,169
     Property management fees                       193             498             196         425
     Commissions                                    448             582             316         429
     Other                                          316             191              25          --
     ---------------------------------------------------------------------------------------------------
                                                  8,225           6,608           2,227
     ---------------------------------------------------------------------------------------------------
     COSTS AND EXPENSES
     Direct costs                                 4,327           3,504           1,034       1,954
     Interest expense - Company                   1,314           1,326             468          --
     Interest expense - third parties               365             295              --          --
     General and administrative                   1,694           1,518             555         802
     Other                                          498             173              16          --
     ---------------------------------------------------------------------------------------------------
                                                  8,198           6,816           2,073
     ---------------------------------------------------------------------------------------------------
     Equity in earnings of partnerships
          and joint ventures                         (1)            101              72
     ---------------------------------------------------------------------------------------------------
     NET INCOME (LOSS)                          $    26         $  (107)        $   226
     ---------------------------------------------------------------------------------------------------
     Net income (loss) attributable
          to Company                            $    26         $  (106)        $   224
     Interest expense - Company                   1,314           1,326             468
     ---------------------------------------------------------------------------------------------------
     Equity in earnings of Subsidiaries         $ 1,340         $ 1,220          $  692
     ---------------------------------------------------------------------------------------------------
     Distributions and interest
          paid to the Company                   $ 1,313         $ 1,510         $   692
     ---------------------------------------------------------------------------------------------------
     CASH FLOWS:
     ---------------------------------------------------------------------------------------------------
     Operating activities                       $ 4,460         $ 1,529         $(2,401)
     Investing activities                        (2,540)         (2,786)           (553)
     Financing activities                          (487)          1,190           3,121

8.   ACQUISITIONS

     On November 1, 1996, the Company completed the first phase of an acquistion of a 2.2 million square foot, 23 building industrial portfolio located in Nashville, Tennessee, owned and managed by NWI Warehouse Group, L.P. and its affiliates ("NWI"). The first phase of the transaction was comprised of the acquisition of 17 industrial buildings and the combination of NWI's business operations, management and employees with those of the Company, for aggregate acquisition consideration of approximately $71.1 million including closing costs and acquisition expenses. Acquisition consideration was comprised of the assumption of approximately $42.0 million of mortgage debt, the issuance of approximately $27.5 million of Units in the Operating Partnership (at a price of $25.00 per Unit), and the funding of closing costs and acquisition expenses of approximately $1.6 million through Credit Facility borrowings. In 1996, subsequent to the initial closing, the Company acquired 45 net usable acres of undeveloped land for aggregate consideration, consisting solely of Units in the Operating Partnership, of approximately $6.3 million, including reimbursement for certain infrastructure costs. The Company has agreed, subject to updating its due diligence procedures and the completion of properties under development, to acquire six development properties over a 17-month period and to acquire 105 net usable acres of undeveloped land over a period of up to six years. The estimated aggregate acquisition consideration for the remaining assets to be acquired is expected to be comprised primarily of Units in the Operating Partnership and assumed indebtedness that total approximately $47.9 million (subject to adjustment for inflation and actual operating results for certain development properties to be acquired).

     On December 31, 1996, the Company completed the first phase of a separate acquisition of a 2.1 million square foot, 29 building industrial and suburban office portfolio in the Raleigh-Durham-Chapel Hill area of North Carolina, owned and managed by Lichtin Properties, Inc. and its affiliates ("Lichtin"). The first phase of the transaction was comprised of the acquisition of 14 industrial and suburban office buildings and the combination of Lichtin's business operations, management and employees with those of the Company for aggregate acquisition consideration of approximately $90.5 million (including closing costs and acquisition expenses), and approximately 37 net usable acres of undeveloped land and options to acquire an additional 177 net usable acres of undeveloped land for total acquisition consideration of approximately $3.3 million. Acquisition consideration consisted of shares of Company common stock and Units in the Operating Partnership having an aggregate value of approximately $7.1 million and $14.3 million, respectively, (at a price of $25.25 per share and Unit), approximately $8.6 million of cash, the assumption of approximately $47.6 million of mortgage indebtedness, the assumption and repayment of other indebtedness through borrowings under the Company's Credit Facility of approximatley $15.0 million and the funding of closing costs and acquisition expenses of approximately $1.2 million through Credit Facility borrowings. The Company has agreed, subject to due diligence procedures and the completion of properties under development, to acquire 15 completed and under development properties over the ensuing 18-month period and to acquire 64 net usable acres of undeveloped land over the next four years. The estimated aggregate acquisition consideration for the remaining assets to be acquired is expected to be comprised primarily of Units in the Operating Partnership and assumed indebtedness that total approximately $71.7 million (subject to adjustment for the actual operating results for certain completed and development properties to be acquired).

     The NWI and Lichtin acquisitions have been accounted for as purchases and the related acquisition costs have been allocated to the assets acquired and liabilities assumed based on estimates of their fair values.

     The Company's consolidated results of operations for the year ended December 31, 1996, included the operating results of NWI beginning on November 1, 1996, the acquisition date. The unaudited pro forma information below presents the consolidated results of operations as if the initial phases of the NWI and Lichtin acquisitions had occurred at the beginning of the respective periods presented. The unaudited pro forma information is not necessarily indicative of the results of operations of the Company had the acquisitions occurred at the beginning of the periods presented, nor is it necessarily indicative of future results. Additionally, the unaudited pro forma information excludes the impact of the buildings and land to be acquired in future periods from NWI and Lichtin.

     (Unaudited, in thousands, except per share amounts)     Dec. 31, 1996  Dec. 31, 1995
     ------------------------------------------------------------------------------------
     Revenues                                                    $70,954       $49,478
     Net income                                                   10,555         6,226
     Earnings per share                                          $  0.89       $  0.74

     Additionally in 1996, the Company acquired 15 industrial and suburban office buildings totaling approximately 761,000 square feet located primarily in the northeast submarket of Atlanta, Georgia for an aggregate price of $40,102,000, including closing costs and acquisition expenses. The acquisitions were funded through Credit Facility borrowings.

     In 1995, the Company acquired 49 industrial buildings totaling 2,564,000 square feet for an aggregate price of $110,141,000, including closing costs and acquisition expenses. These acquisitions were funded through Credit Facility borrowings and through the assumption of existing mortgage indebtedness of $39,511,000. Four of the acquired buildings totaling 190,000 square feet are located in Orlando, Florida, and the other buildings are located in metropolitan Atlanta, Georgia. In conjunction with two of the property acquisitions, the Company entered into agreements with the sellers to jointly develop additional industrial buildings, as market conditions warrant, on adjacent land controlled by the sellers (Note 6).

9.   SHAREHOLDERS' EQUITY

     In November 1996, the Company completed a public offering of 2,573,333 shares of common stock and received net proceeds of $68,532,000. The proceeds of the offering were used to reduce Credit Facility borrowings. This equity offering was the final drawdown under a $150 million equity shelf registration filed in 1995. In January 1997, the Company completed a new $300 million equity shelf registration. Additionally in 1996, the Company implemented a dividend reinvestment plan and registered 300,000 shares of common stock for future issuance thereunder. In 1996, a total of 1,514 shares of common stock were issued through the dividend reinvestment plan.

     In November 1995, the Company completed a public offering of 3,450,000 shares of common stock and received net proceeds of $72,800,000. The proceeds were used to reduce Credit Facility borrowings. The equity offering was a partial drawdown under the Company's $150 million equity shelf registration filed in 1995. Additionally, in November 1995, Operating Partnership Units totaling 25,602 were converted into 25,602 shares of common stock. The conversion was reflected in the accompanying consolidated financial statements at book value.

10.  LEASING ACTIVITY

     Future minimum rents due under noncancelable operating leases with tenants at December 31, 1996, are as follows (in thousands):

          Year                    Amount
          --------------------------------
          1997                   $ 65,003
          1998                     54,685
          1999                     44,004
          2000                     32,808
          2001                     24,779
          2002 and thereafter      62,518
          --------------------------------
                                 $283,797
          --------------------------------

11.  RELATED-PARTY TRANSACTIONS

     At December 31, 1996 and 1995, receivables included $465,000, due from the Subsidiaries, relating to accrued interest (payable annually) on the Subsidiaries' notes. At December 31, 1996 and 1995, accounts payable and accrued expenses included $154,000 and $1,395,000, respectively, due to the Subsidiaries.

     In periods subsequent to the IPO, the Subsidiaries have provided development, construction, landscape, property management and leasing services to affiliated partnerships and joint ventures. Prior to the IPO, those services were provided by Weeks Group. Total revenues for such services to related parties of the Subsidiaries and Weeks Group were (in thousands):

                                                           Subsidiaries                    Weeks Group
                                             -------------------------------------------  -------------
                                              Year ended     Year ended     Aug. 24 to       Jan. 1 to
                                             Dec. 31, 1996  Dec. 31, 1995  Dec. 31, 1994   Aug. 23, 1994
     ---------------------------------------------------------------------------------------------------
     Construction and development fees           $  678         $  418           $142         $658
     Landscape                                      271            423             81          183
     Commissions                                     94            169            156          148
     ---------------------------------------------------------------------------------------------------
                                                 $1,043         $1,010           $379         $989
     ---------------------------------------------------------------------------------------------------

     The controlling partners of Weeks Group historically utilized their capital accounts in the various Weeks Group entities similar to a clearing account whereby they regularly made contributions and received distributions. Since the contributions and distributions did not necessarily reflect the economic cash flows or cash needs of Weeks Group, management believes that, in Weeks Group's circumstances, the separation of contributions or distributions made in periods prior to the IPO would not provide meaningful information. Therefore, such amounts are reported net in the accompanying Weeks Group financial statements.

12.  INCENTIVE STOCK PLAN

     The Company has an Incentive Stock Plan (the "Plan") under which shares of Company common stock have been reserved for the issuance of options and restricted stock. Total shares reserved for issuance under the Plan were increased by 390,000 shares in 1996, to a total of 1,000,000 shares, as approved by the shareholders in May 1996. Participants in the Plan may be officers and employees of the Company, its Subsidiaries or designated affiliates, as well as Company directors. The exercise price of all options under the Plan is not less than the fair market value of the Company's common stock on the date of grant and such options may be exercised for periods up to ten years.

     In 1995, SFAS 123, "Accounting for Stock-Based Compensation" was issued requiring the Company either to continue its current accounting for stock-based compensation under Accounting Principles Board Opinion ("APB") No. 25 or elect the fair value-based method of accounting prescribed by SFAS 123. The Company elected to continue to account for stock-based compensation under APB No. 25 and has implemented the additional disclosure requirements prescribed by SFAS 123 and such disclosures are included below.

     Under SFAS 123, the fair value of stock options granted in 1996 and 1995 has been estimated using a binomial option pricing model with the following weighted average assumptions for grants in 1996 and 1995, respectively: risk free interest rates of 5.7% and 5.8%, expected option lives of five years for options granted in both years, expected volatility of 16.5% for both years and expected dividend yields of 5.7% and 6.2%. Using these assumptions, the estimated fair value of options granted in 1996 and 1995 was $945,220 and $174,850, respectively, and such amounts would be included in compensation expense over the vesting period of the options. Pro forma net income and earnings per share for the years ended December 31, 1996 and 1995, assuming the Company had accounted for the Plan under SFAS 123 are as follows (in thousands, except per share amounts):

                              Dec. 31, 1996  Dec. 31, 1995
     -----------------------------------------------------
     Net income:
        As reported                 $12,745         $8,426
        Pro forma                    12,264          8,381
     Net income per share:
        As reported                 $  1.11         $ 1.03
        Pro forma                      1.07           1.03

     As the provisions of SFAS 123 have not been applied to options granted prior to January 1, 1995, the resulting pro forma annual compensation cost may not be representative of that expected in future years.

A summary of stock option activity under the Plan is presented in the table and narrative below (share amounts in thousands):

                                         1996                  1995                        1994
                                 -------------------    -------------------        ---------------------
                                            Weighted               Weighted                     Weighted
                                            Average                Average                      Average
                                            Exercise               Exercise                     Exercise
                                 Shares       Price     Shares      Price          Shares        Price
     ---------------------------------------------------------------------------------------------------
     Options outstanding,
      beginning of year            503       $19.90      443       $19.28           --          $   --
     Granted                       283        28.22       65        24.11          443           19.28
     Exercised                     (33)       19.25       --           --           --              --
     Forfeited                      --           --       (5)       19.25           --              --
     ---------------------------------------------------------------------------------------------------
     Options outstanding,
      end of year                  753       $23.06      503       $19.90          443          $19.28
     ---------------------------------------------------------------------------------------------------
     Options exercisable,
      end of year                  552                    52                        16
     ---------------------------------------------------------------------------------------------------
     Weighted average per
      share fair value
      of options granted         $3.34                 $2.69

     At December 31, 1996, options for 606,000 shares are outstanding having exercise prices ranging from $19.25 to $26.00, with a weighted average exercise price of $21.31 and a weighted average contractual life of 7.70 years, of which 420,000 options are exercisable with a weighted average exercise price of $19.48. Options for 147,000 shares are also outstanding having exercise prices ranging from $28.63 to $33.25, with a weighted average exercise price of $30.27 and a weighted average contractual life of
     9.9 years, of which 132,000 options are exercisable with a weighted average exercise price of $30.45.

13.  EMPLOYEE BENEFIT PLAN

     The Company and the Subsidiaries ("Plan Sponsors") sponsor a 401(k) retirement savings plan covering substantially all employees meeting certain age and service requirements. Employees may contribute up to the lesser of 20% of their annual compensation or the annual statutory limit ($9,500 in 1996) to the plan. Plan Sponsors' contributions are made on a discretionary basis up to a maximum of 100% of the employees' contributions (currently 50% of the employee's contribution up to 3.2% of an employee's annual compensation). Total Plan Sponsor contributions were $88,000, $76,000, and $63,000 in 1996, 1995 and 1994, respectively.

14.  COMMITMENTS AND CONTINGENCIES

     As reflected in Note 8, the Company has entered into agreements for the future acquisition of land and buildings from NWI and Lichtin totaling approximately $119.6 million at December 31, 1996. In addition, the Company has agreed, subject to updating its due diligence procedures, to acquire development land totaling approximately $2.2 million. Letters of credit totaling approximately $7.2 million were issued on behalf of the Company in support of certain development, land acquisition and financing arrangements at December 31, 1996.

     The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the Company's financial position or results of operations.

15.  SUPPLEMENTAL CASH FLOW INFORMATION

     Interest paid, net of amounts capitalized (Note 5), totaled $11,265,000 in 1996, $7,892,000 in 1995, $1,809,000 for the period from August 24, 1994 to
     December 31, 1994 and $6,568,000 for the period from January 1, 1994 to August 23, 1994.

     Significant noncash investing and financing activities were as follows:

     a. The Company's 1996 acquisitions of NWI and Lichtin included the assumption of mortgage notes payable of $104,628,000, the issuance of Units valued at $48,085,000 and the issuance of common stock valued at $7,124,000.
     b. The Company's 1995 property acquisitions included the assumption of mortgage notes payable of $39,511,000 and the application of notes receivable and deposits of $3,540,000.
     c. In conjunction with the Company's IPO in 1994, the Company acquired certain property interests subject to mortgage notes payable of $9,072,000 and in exchange for Units totaling $8,053,000.

16.  FINANCIAL INSTRUMENTS

     Based on interest rates and other pertinent information available to the Company at December 31, 1996, the Company estimates that the carrying values of cash and cash equivalents, the notes receivable from the Subsidiaries, the real estate development loans, the direct financing lease receivable, other receivables, mortgage notes payable, other liabilities and Credit Facility borrowings approximate their fair values when compared to instruments of similar type, terms and maturity.

     The estimated fair value of the Company's interest rate swap arrangements (Note 5), determined based on quoted market prices for similar financial instruments, was approximately $955,000 less than the Company's carrying value at December 31, 1996. The Company uses interest rate swaps to manage its exposure to interest rate changes on Credit Facility borrowings. Under current accounting principles and as long as the Company maintains outstanding Credit Facility borrowings at least equal to the $50,000,000 notional amounts of the interest rate swaps, the difference between the fair value and carrying amount of the arrangements are not recognized in the Company's consolidated financial statements. The Company monitors the credit quality of the financial institution which is the counterparty to its interest rate swap arrangements and does not anticipate nonperformance from the financial institution.

     Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1996. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date.

17.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Selected quarterly financial information for 1996 and 1995 was as follows (in thousands, except per share amounts):

     -----------------------------------------------------------------------
                                          First   Second    Third   Fourth
                                         Quarter  Quarter  Quarter  Quarter
     -----------------------------------------------------------------------
     1996
     Revenue                             $12,129  $12,379  $13,555  $15,820
     Income before minority interests      3,814    3,805    3,731    4,459
     Net income                            3,101    3,092    3,033    3,519
     Net income per share                $  0.28  $  0.28  $  0.27  $  0.28

     -----------------------------------------------------------------------
                                         First    Second   Third    Fourth
                                         Quarter  Quarter  Quarter  Quarter
     -----------------------------------------------------------------------
     1995
     Revenue                             $ 6,994  $ 7,535  $ 9,186  $11,556
     Income before minority interests      2,765    2,824    2,543    2,975
     Net income                            2,067    2,111    1,901    2,347
     Net income per share                $  0.27  $  0.28  $  0.25  $  0.24

                                                      SCHEDULE III PAGE 1 OF 10

                               WEEKS CORPORATION
                REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                            (Dollars in Thousands)

                                                                                                       Gross Amount at which
                                                             Initial Costs      Cost Capitalized      Carried at Close of Period
                                                         ----------------------                     --------------------------------
                                  Property     Related             Building and     Subsequent             Building and
Market/Business Park/Property      Type(1)  Encumbrances    Land   Improvements   to Acquisition     Land  Improvements    Total
------------------------------------------------------------------------------------------------------------------------------------

ATLANTA, GEORGIA

Northeast/I-85 Submarket
------------------------------------------------------------------------------------------------------------------------------------
Gwinnett Park
   4258 Communications Dr.            D           (a)     $     8      $    725         $    314  $    29     $  1,018     $1,047
   4261 Communications Dr.            D                       254         1,446               16      254         1462      1,716
   4291 Communications Dr.            D           (a)           4           327              118       16          433        449
   1826 Doan Way                      D           (c)          18         1,167              226       18        1,393      1,411
   1857 Doan Way                      D                        23             6                0       23            6         29
   1650 International Blvd.           D           (a)          69           994               94       69        1,088      1,157
   4245 International Blvd.           D           (a)         192         2,913            3,053      192        5,966      6,158
   4250 International Blvd.           D                       193         1,542              281      216        1,800      2,016
   4295 International Blvd.           D           (a)          58         1,058              101       58        1,159      1,217
   4320 International Blvd.           D           (a)          44           710              211       44          921        965
   4350 International Blvd.           D           (a)          78           938              525       78        1,463      1,541
   4355 International Blvd.           D           (g)         233           811              260      233        1,071      1,304
   4405-A International Blvd.         S                        97           957              846       97        1,803      1,900
   4405-B International Blvd.         S                       118         1,152            1,199      118        2,351      2,469
   4405-C International Blvd.         S                        21           422              172       21          594        615
   1828 Meca Way                      D           (c)          16           487              489       16          976         99
   1858 Meca Way                      D           (a)          20           931                8       27          932        959
   4317 Park Dr.                      D                       671         1,414              234      671        1,648      2,319
   4357 Park Dr.                      D           (g)          12           865              268       12        1,133      1,145
   4366 Park Dr.                      O                         6           406              286       22          676        698
   4386 Park Dr.                      D                        17           758               74       17          832        849
   4436 Park Dr.                      D                        18           195              275       18          470        488
   4437 Park Dr.                      D           (a)          21           659              259       21          918        939
   4467 Park Dr.                      D           (c)           6           537              327        6          864        870
   4476 Park Dr.                      D           (c)          14           372               86       14          458        472
   4487 Park Dr.                      D           (c)           6         1,048            1,563        6        2,611      2,617
   1835 Shackleford Ct.               O           (a)          29         2,780              319       29        3,099      3,128
   1854 Shackleford Ct.               O                        52         4,085            1,418       52        5,503      5,555
   4274 Shackleford Rd.               D           (a)          27           614              902       27        1,516      1,543
   4275 Shackleford Rd.               O           (y)           8         1,173              465       12        1,634      1,646
   4344 Shackleford Rd.               D                       286           984               30      286        1,014      1,300
   4355 Shackleford Rd.               D           (a)           7           886              408        7        1,294      1,301
   4364 Shackleford Rd.               D           (a)           9            40               40        9           80         89
   4366 Shackleford Rd.               D                        20           420              811       26        1,225      1,251
   4388 Shackleford Rd.               D           (a)          33         1,181              697       43        1,868      1,911
   4400 Shackleford Rd.               D                        14           315              341       18          652        670
   4444 Shackleford Rd.               D           (a)          31           731            1,121       31        1,852      1,883
------------------------------------------------------------------------------------------------------------------------------------
      Total                                               $ 2,733      $ 36,049         $ 17,837  $ 2,836     $ 53,783     56,619
------------------------------------------------------------------------------------------------------------------------------------

                                      Accumulated        Year           Year
Market/Business Park/Property         Depreciation    Developed(2)   Acquired(3)
---------------------------------------------------------------------------------

ATLANTA, GEORGIA

Northeast/I-85 Submarket
---------------------------------------------------------------------------------
Gwinnett Park
   4258 Communications Dr.                   $ 556         1981
   4261 Communications Dr.                     124         1981            1994
   4291 Communications Dr.                     200         1981
   1826 Doan Way                               486         1984
   1857 Doan Way                                 2         1970
   1650 International Blvd.                    388         1984
   4245 International Blvd.                  1,136         1985
   4250 International Blvd.                    579         1986
   4295 International Blvd.                    384         1984
   4320 International Blvd.                    339         1984
   4350 International Blvd.                    681         1982
   4355 International Blvd.                    117         1983            1994
   4405-A International Blvd.                  799         1984
   4405-B International Blvd.                1,393         1984
   4405-C International Blvd.                  244         1984
   1828 Meca Way                               539         1975
   1858 Meca Way                               341         1975
   4317 Park Dr.                               555         1985
   4357 Park Dr.                               516         1979
   4366 Park Dr.                               362         1981
   4386 Park Dr.                               357         1973
   4436 Park Dr.                               163         1968
   4437 Park Dr.                               478         1978
   4467 Park Dr.                               372         1978
   4476 Park Dr.                               193         1977
   4487 Park Dr.                             1,387         1978
   1835 Shackleford Ct.                        643         1990
   1854 Shackleford Ct.                      1,665         1985
   4274 Shackleford Rd.                      1,031         1974
   4275 Shackleford Rd.                        599         1985
   4344 Shackleford Rd.                        107         1975            1994
   4355 Shackleford Rd.                        687         1972
   4364 Shackleford Rd.                         43         1973
   4366 Shackleford Rd.                        672         1981
   4388 Shackleford Rd.                        670         1981
   4400 Shackleford Rd.                        399         1981
   4444 Shackleford Rd.                      1,142         1979
---------------------------------------------------------------------------------
     Total                                  20,349
---------------------------------------------------------------------------------

                                                                                                           SCHEDULE III PAGE 2 OF 10



                                                                                                    Gross Amount at which
                                                             Initial Costs      Cost Capitalized   Carried at Close of Period
                                                         ----------------------                  ------------------------------
                                  Property     Related             Building and     Subsequent          Building and
Market/Business Park/Property      Type(1)  Encumbrances    Land   Improvements   to Acquisition  Land  Improvements    Total
------------------------------------------------------------------------------------------------------------------------------------

Horizon
  90 Horizon Dr.                      D         (c)      $    20     $     659     $   170      $  120  $     729  $     849
  225 Horizon Dr.                     B         (c)          121         1,423         782         121      2,205      2,326
  300 Horizon Dr.                     B                      798         4,455          53         798      4,508      5,306
  2775 Horizon Ridge Ct.              B                      732         5,718          -          732      5,718      6,450
  2800 Vista Ridge Dr.                B                      443         5,463          73         443      5,536      5,979
------------------------------------------------------------------------------------------------------------------------------------

             Total                                       $ 2,114     $  17,718     $ 1,078      $2,214  $  18,696  $  20,910
------------------------------------------------------------------------------------------------------------------------------------


Northwoods
  2915 Courtyards Circle              D                  $   268     $   1,793     $    87      $  268  $   1,880  $   2,148
  2925 Courtyards Dr.                 D                      333         2,618           5         333      2,623      2,956
  2975 Courtyards Circle              D                      144           997           9         144      1,006      1,150
  2995 Courtyards Circle              D                      109           677           8         109        685        794
  2725 Northwoods Pkwy.               D                      440         2,231           -         440      2,231      2,671
  2755 Northwoods Pkwy.               D                      249         2,201           -         249      2,201      2,450
  2775 Northwoods Pkwy.               D                      322         1,976           -         322      1,976      2,298
  2850 Northwoods Pkwy.               D                      562         3,961          46         562      4,007      4,569
  3040 Northwoods Pkwy.               D                      298         1,511           -         298      1,511      1,809
  3044 Northwoods Circle              D                      167           730          23         167        753        920
  3055 Northwoods Pkwy.               D                      213           916           -         213        916      1,129
  3075 Northwoods Pkwy.               S                      374         2,750           -         374      2,750      3,124
  3080 Northwoods Circle              O                      387         2,215           -         387      2,215      2,602
  3100 Northwoods Pkwy.               S                      393         2,177           -         393      2,177      2,570
  3155 Northwoods Pkwy.               S                      331         1,808           -         331      1,808      2,139
  3175 Northwoods Pkwy.               S                      250         1,645           -         250      1,645      1,895
------------------------------------------------------------------------------------------------------------------------------------

             Total                                       $ 4,840     $  30,206     $   178      $4,840  $  30,384  $  35,224
------------------------------------------------------------------------------------------------------------------------------------


Gwinnett Pavilion
  1480 Beaver Ruin Rd.                R                  $   248     $     982     $   469      $  248  $   1,451  $   1,699

  1505 Pavilion Place                 D         (a)          448         1,149       1,187         448      2,336      2,784
  3883 Steve Reynolds Blvd.           D         (c)          612         3,101          91         612      3,192      3,804
  3890 Steve Reynolds Blvd.           D         (c)          519         1,746          14         519      1,760      2,279
  3905 Steve Reynolds Blvd.           D                      697         2,108           -         697      2,108      2,805
  3950 Steve Reynolds Blvd.           B         (a)          684         1,701          14         684      1,715      2,399
  4025 Steve Reynolds Blvd.           D                      461         2,252           5         461      2,257      2,718
------------------------------------------------------------------------------------------------------------------------------------

             Total                                      $  3,669     $  13,039     $ 1,780      $3,669  $  14,819  $  18,488
------------------------------------------------------------------------------------------------------------------------------------


                                   Accumulated       Year         Year
                                   Depreciation   Developed (2) Acquired (3)
------------------------------------------------------------------------------------
Horizon
  90 Horizon Dr.                    $     117         1992
  225 Horizon Dr.                         712         1990
  300 Horizon Dr.                         309         1994
  2775 Horizon Ridge Ct.                   88         1996
  2800 Vista Ridge Dr.                    223         1995
-----------------------------------------------------------------------------------------
             Total                  $   1,449
-----------------------------------------------------------------------------------------

Northwoods
  2915 Courtyards Circle            $      80         1986          1995
  2925 Courtyards Dr.                      99         1986          1995
  2975 Courtyards Circle                   38         1986          1995
  2995 Courtyards Circle                   26         1986          1995
  2725 Northwoods Pkwy.                    36         1984          1996
  2755 Northwoods Pkwy.                    36         1986          1996
  2775 Northwoods Pkwy.                    32         1986          1996
  2850 Northwoods Pkwy.                   152         1988          1995
  3040 Northwoods Pkwy.                    25         1984          1996
  3044 Northwoods Circle                   28         1984          1995
  3055 Northwoods Pkwy.                    15         1985          1996
  3075 Northwoods Pkwy.                    45         1985          1996
  3080 Northwoods Circle                   62         1952          1996
  3100 Northwoods Pkwy.                    35         1985          1996
  3155 Northwoods Pkwy.                    29         1985          1996
  3175 Northwoods Pkwy.                    27         1985          1996
-----------------------------------------------------------------------------------------------
             Total                  $     765
-----------------------------------------------------------------------------------------------

Gwinnett Pavilion
  1480 Beaver Ruin Rd.                    420         1989
  1505 Pavilion Place                     984         1988
  3883 Steve Reynolds Blvd.               597         1990
  3890 Steve Reynolds Blvd.               301         1991
  3905 Steve Reynolds Blvd.         $      60         1995
  3950 Steve Reynolds Blvd.               244         1992
  4025 Steve Reynolds Blvd.               133         1994
------------------------------------------------------------------------------------------------
             Total                  $   2,739
------------------------------------------------------------------------------------------------

                                                       Schedule III Page 3 of 10


                                                                                                         Gross Amount at which
                                                                Initial Costs      Cost Capitalized    Carried at Close of Period
                                                           -----------------------                   ------------------------------
                                   Property      Related            Building and      Subsequent              Building and
Market/Business Park/Property      Type(1)    Encumbrances   Land   Improvements    to Acquisition    Land    Improvements   Total
-----------------------------------------------------------------------------------------------------------------------------------
Peachtree Corners Distribution
         5401 Buford Hwy.              B                    $  294  $     1,865    $           26   $  294    $     1,891   $ 2,185
         5403 Buford Hwy.              B                       420        2,737                 7      420          2,744     3,164
         5405 Buford Hwy.              B                       217        1,546                15      217          1,561     1,778
         5409 Buford Hwy.              B                       364        2,675                 7      364          2,682     3,046
-----------------------------------------------------------------------------------------------------------------------------------
             Total                                          $1,295  $     8,823    $           55   $1,295    $     8,878   $10,173
-----------------------------------------------------------------------------------------------------------------------------------
Pinebrook
         2625 Pinemeadow Ct.           B                    $  813  $     3,216   $             -   $  813    $     3,216   $ 4,029
         2660 Pinemeadow Ct.           B                       450        2,587                 -      450          2,587     3,037
         2450 Satellite Blvd.          B                       866        3,461                 -      866          3,461     4,327
-----------------------------------------------------------------------------------------------------------------------------------
             Total                                          $2,129  $     9,264   $             -   $2,129    $     9,264   $11,393
-----------------------------------------------------------------------------------------------------------------------------------
Northbrook
         1000 Northbrook Pkwy.         B        (a)         $  363  $     1,980    $          832   $  363    $     2,812   $ 3,175
         675 Old Peachtree Rd.         B        (g)            434        2,385                19      434          2,404     2,838
-----------------------------------------------------------------------------------------------------------------------------------
             Total                                          $  797  $     4,365    $          851   $  797    $     5,216   $ 6,013
-----------------------------------------------------------------------------------------------------------------------------------
Druid Chase
         2801 Buford Hwy.              O                    $  794  $     3,505    $        1,612   $  794    $     5,117   $ 5,911
         1190 West Druid Hills Dr.     O                       689        2,722               891      689          3,613     4,302
         2071 North Druid Hills Rd.    R                        98           65                21       98             86       184
         6 West Druid Hills Dr.        O                       473        2,980               466      473          3,446     3,919
-----------------------------------------------------------------------------------------------------------------------------------
             Total                                          $2,054  $     9,272    $        2,990   $2,054    $    12,262   $14,316
-----------------------------------------------------------------------------------------------------------------------------------
Meadowbrook
         2450 Meadowbrook Pkwy.        D                    $  716  $     2,419    $           18   $  716    $     2,437   $ 3,153
         2475 Meadowbrook Pkwy.        D                       529        1,567               548      529          2,115     2,644
         2500 Meadowbrook Pkwy.        D        (a)            411        1,103               778      411          1,881     2,292
         2505 Meadowbrook Pkwy.        D                       307        1,228               300      307          1,528     1,835
-----------------------------------------------------------------------------------------------------------------------------------
             Total                                          $1,963  $     6,317     $       1,644   $1,963    $     7,961   $ 9,924
-----------------------------------------------------------------------------------------------------------------------------------
Park Creek
         2825 Breckinridge Blvd.       S                    $  317  $     2,366     $           -   $  317    $     2,366   $ 2,683
         2875 Breckinridge Blvd.       S                       476        3,496                 -      476          3,496     3,972
-----------------------------------------------------------------------------------------------------------------------------------
             Total                                          $  793  $     5,862     $           -   $  793    $     5,862   $ 6,655
-----------------------------------------------------------------------------------------------------------------------------------
River Green
         3450 River Green Ct.          D                    $  194  $       892     $          12   $  194    $       904   $ 1,098
         4800 River Green Pkwy.        D                       152        1,150                14      152          1,164     1,316
-----------------------------------------------------------------------------------------------------------------------------------
             Total                                          $  346  $     2,042     $          26   $  346    $     2,068   $ 2,414
-----------------------------------------------------------------------------------------------------------------------------------

                                        Accumulated      Year         Year
Market/Business Park/Property           Depreciation  Developed(2)  Acquired(3)
-------------------------------------------------------------------------------
Peachtree Corners Distribution
         5401 Buford Hwy.               $        71       1987        1995
         5403 Buford Hwy.                       106       1987        1995
         5405 Buford Hwy.                        62       1989        1995
         5409 Buford Hwy.                       102       1989        1995
-------------------------------------------------------------------------------
             Total                      $       341
-------------------------------------------------------------------------------
Pinebrook
         2625 Pinemeadow Ct.            $       252       1994
         2660 Pinemeadow Ct.                     25       1996
         2450 Satellite Blvd.                   283       1994        1994
-----------------------------------------------------------------------------
             Total                      $       560
-----------------------------------------------------------------------------
Northbrook
         1000 Northbrook Pkwy.          $     1,107       1986
         675 Old Peachtree Rd.                  614       1988
-----------------------------------------------------------------------------
             Total                      $     1,721
-----------------------------------------------------------------------------
Druid Chase
         2801 Buford Hwy.               $     1,407       1977        1989
         1190 West Druid Hills Dr.              919       1980        1989
         2071 North Druid Hills Rd.              31       1968
         6 West Druid Hills Dr.                 741       1968        1989
-----------------------------------------------------------------------------
             Total                      $     3,098
-----------------------------------------------------------------------------
Meadowbrook
         2450 Meadowbrook Pkwy.         $       206       1989        1994
         2475 Meadowbrook Pkwy.                 693       1986
         2500 Meadowbrook Pkwy.                 773       1987
         2505 Meadowbrook Pkwy.                 287       1990
-----------------------------------------------------------------------------
             Total                      $     1,959
-----------------------------------------------------------------------------
Park Creek
         2825 Breckinridge Blvd.                 46       1986        1996
         2875 Breckinridge Blvd.                 68       1986        1996
-----------------------------------------------------------------------------
             Total                      $       114
-----------------------------------------------------------------------------
River Green
         3450 River Green Ct.            $       32       1989        1995
         4800 River Green Pkwy.                  41       1989        1995
-----------------------------------------------------------------------------
             Total                       $       73
-----------------------------------------------------------------------------

                                                       SCHEDULE III PAGE 4 OF 10

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Gross Amount at which
                                                                 Initial Costs         Cost Capital     Carried at Close of Period
                                                              ---------------------                   ----------------------------
                                   Property      Related              Building and      Subsequent           Building and
Market/Business Park/Property      Type/(1)/  Encumbrances    Land    Improvements    to Acquisition  Land   Improvements    Total
------------------------------------------------------------------------------------------------------------------------------------
OTHER NORTHEAST/I-85
   1705 Belle Meade Ct.                D                     $  277    $    953           $   1     $   277     $   954     $ 1,231
   4125 Buford Hwy.                    B                        778       3,823              12         778       3,835       4,613
   6525-27 Jimmy Carter Blvd.          D                        509       3,131               -         509       3,131       3,640
   3171 McCall Dr.                     D                        112         385               3         112         388         500
   7250 McGinnis Ferry Rd.             D                        498       3,712               -         498       3,712       4,210
   5300 Peachtree Industrial Blvd.     R                        434       1,493               -         434       1,493       1,927
   4280 Northeast Expressway           B                        534       1,838               -         534       1,838       2,372
------------------------------------------------------------------------------------------------------------------------------------
       Total                                                 $3,142    $ 15,335           $  16     $ 3,142     $15,351     $18,493
------------------------------------------------------------------------------------------------------------------------------------

NORTH CENTRAL SUBMARKET
------------------------------------------------------------------------------------------------------------------------------------

NORTHMEADOW
   11835 Alpharetta Hwy.               O                     $  524    $  1,396           $ 142     $   524     $ 1,538     $ 2,062
   1100 Northmeadow Pkwy.              S         (b)            552       3,178              26         552       3,204       3,756
   1125 Northmeadow Pkwy.              D         (b)            320       2,222               5         320       2,227       2,547
   1150 Northmeadow Pkwy.              D         (b)            464       2,963               -         464       2,963       3,427
   1175 Northmeadow Pkwy.              D         (b)            328       3,068              52         328       3,120       3,448
   1225 Northmeadow Pkwy.              S         (b)            336       3,286               0         336       3,286       3,622
   1250 Northmeadow Pkwy.              D         (b)            312       2,328               4         312       2,332       2,644
   1325 Northmeadow Pkwy.              S                        472       4,491              36         472       4,527       4,999
   1350 Northmeadow Pkwy.              D                        672       2,556               9         672       2,565       3,237
------------------------------------------------------------------------------------------------------------------------------------
       Total                                                 $3,980    $ 25,488           $ 274     $ 3,980     $25,762     $29,742
------------------------------------------------------------------------------------------------------------------------------------

HEMBREE CREST
   11415 Old Roswell Rd.               B                     $  648    $  1,947           $  26     $   648     $ 1,973     $ 2,621
   11800 Wills Rd.                     D         (b)            304       1,570              68         304       1,638       1,942
   11810 Wills Rd.                     D         (b)            296       2,180               -         296       2,180       2,476
   11820 Wills Rd.                     D         (b)            488       3,793               -         488       3,793       4,281
------------------------------------------------------------------------------------------------------------------------------------
       Total                                                 $1,736    $  9,490           $  94     $ 1,736     $ 9,584     $11,320
------------------------------------------------------------------------------------------------------------------------------------

MANSELL COMMONS
   993 Mansell Rd.                     D         (b)         $  136    $    919           $  39     $   136     $   958     $ 1,094
   995 Mansell Rd.                     D         (b)             80         714               9          80         723         803
   997 Mansell Rd.                     D         (b)             72         612               7          72         619         691
   999 Mansell Rd.                     D         (b)            104         816               1         104         817         921
   1003 Mansell Rd.                    D         (b)            136         881               1         136         882       1,018
   1005 Mansell Rd.                    D         (b)             72         714               5          72         719         791
   1007 Mansell Rd.                    D         (b)            168       1,592              16         168       1,608       1,776
   1009 Mansell Rd.                    S         (b)            264       1,620               1         264       1,621       1,885
   1011 Mansell Rd.                    S         (b)            256       1,647               -         256       1,647       1,903
------------------------------------------------------------------------------------------------------------------------------------
       Total                                                 $1,288    $  9,515           $  79     $ 1,288     $ 9,594     $10,882
------------------------------------------------------------------------------------------------------------------------------------

                                                 Accumulated         Year               Year
Market/Business Park/Property                    Depreciation    Developed/(2)/     Acquired/(3)/
-------------------------------------------------------------------------------------------------
OTHER NORTHEAST/I-85
   1705 Belle Meade Ct.                            $   80           1988                1994
   4125 Buford Hwy.                                   173           1995
   6525-27 Jimmy Carter Blvd.                          51           1983                1996
   3171 McCall Dr.                                     32           1967                1994
   7250 McGinnis Ferry Rd.                             97           1996
   5300 Peachtree Industrial Blvd.                    126           1966                1994
   4280 Northeast Expressway                          155           1962                1994
-------------------------------------------------------------------------------------------------
       Total                                       $  714
-------------------------------------------------------------------------------------------------

NORTH CENTRAL SUBMARKET
-------------------------------------------------------------------------------------------------

NORTHMEADOW
   11835 Alpharetta Hwy.                           $   92           1994
   1100 Northmeadow Pkwy.                             149           1989                1995
   1125 Northmeadow Pkwy.                             104           1987                1995
   1150 Northmeadow Pkwy.                             138           1988                1995
   1175 Northmeadow Pkwy.                             154           1987                1995
   1225 Northmeadow Pkwy.                             153           1989                1995
   1250 Northmeadow Pkwy.                             110           1989                1995
   1325 Northmeadow Pkwy.                             223           1990                1995
   1350 Northmeadow Pkwy.                             154           1994
-------------------------------------------------------------------------------------------------
       Total                                       $1,277
-------------------------------------------------------------------------------------------------

HEMBREE CREST
   11415 Old Roswell Rd.                           $  117           1991                1995
   11800 Wills Rd.                                     77           1987                1995
   11810 Wills Rd.                                    102           1987                1995
   11820 Wills Rd.                                    177           1987                1995
-------------------------------------------------------------------------------------------------
       Total                                       $  473
-------------------------------------------------------------------------------------------------

MANSELL COMMONS
   993 Mansell Rd.                                 $   47           1987                1995
   995 Mansell Rd.                                     37           1987                1995
   997 Mansell Rd.                                     30           1987                1995
   999 Mansell Rd.                                     38           1987                1995
   1003 Mansell Rd.                                    41           1990                1995
   1005 Mansell Rd.                                    35           1990                1995
   1007 Mansell Rd.                                    80           1990                1995
   1009 Mansell Rd.                                    76           1986                1995
   1011 Mansell Rd.                                    77           1984                1995
-------------------------------------------------------------------------------------------------
       Total                                       $  461
-------------------------------------------------------------------------------------------------



                                                                    Initial Costs          Costs Capitalized
                                                           ------------------------------
                                  Property        Related                  Building and       Subsequent
Marker/Business Park/Property     Type(1)     Encumberances      Land      Improvements     to Acquisstion       Land
------------------------------------------------------------------------------------------------------------------------
Hembree Park
     105 Hembree Park Dr.               D          (b)             $   288         $ 2,067          $  1         $   288
     150 Hembree Park Dr.               D          (b)                 641           2,015            21             641
     200 Hembree Park Dr.               D          (b)                 160           1,978             -             160
     645 Hembree Pkwy.                  D          (b)                 248           1,997            35             248
     655 Hembree Pkwy.                  D          (b)                 248           1,997            41             248
------------------------------------------------------------------------------------------------------------------------
          Total                                                    $ 1,585         $10,054          $ 98         $ 1,585
------------------------------------------------------------------------------------------------------------------------

Other North Central Properties
     10745 Westside Pkwy.               O                              925           3,513            52             925
------------------------------------------------------------------------------------------------------------------------
          Total                                                    $   925         $ 3,513          $ 52         $   925
------------------------------------------------------------------------------------------------------------------------

Airport/South Atlanta Submarket
------------------------------------------------------------------------------------------------------------------------
Southridge
     5099 Southridge Pkwy.              D          (d)             $   306         $ 1,053          $ 32         $   306
     5136 Southridge Pkwy.              D          (d)                 480           1,653            67             480
     5139 Southridge Pkwy.              D          (d)                 465           1,601             2             465
     5149 Southridge Pkwy.              D          (d)                 534           1,838             -             534
     5156 Southridge Pkwy.              D          (d)                 676           2,330             -             676
     5169 Southridge Pkwy.              D                              431           2,468            11             431
------------------------------------------------------------------------------------------------------------------------
          Total                                                    $ 2,892         $10,943          $112         $ 2,892
------------------------------------------------------------------------------------------------------------------------

Sullivan International
     703 Sullivan Rd.                   D                          $   225         $   781          $  7         $   225
     721 Sullivan Rd.                   D                              242             834             -             242
     727 Sullivan Rd.                   D                              260             898            10             260
     739 Sullivan Rd.                   D                              226             778             -             226
------------------------------------------------------------------------------------------------------------------------
          Total                                                    $   953         $ 3,291          $ 17         $   953
------------------------------------------------------------------------------------------------------------------------

Other Airport/South Atlanta Properties
     105 Kings Mill Rd.                 B          (a)             $   457         $ 4,951          $  -         $   457
------------------------------------------------------------------------------------------------------------------------
          Total                                                    $   457         $ 4,951             -         $   457
------------------------------------------------------------------------------------------------------------------------

Northwest/I-75 Submarket
------------------------------------------------------------------------------------------------------------------------

Townpoint
     3330 West Town Point Dr.           D                          $   551         $ 1,551          $375         $  551
     3350 West Town Point Dr.           D                              434           2,214             -            434
------------------------------------------------------------------------------------------------------------------------
          Total                                                    $   985         $ 3,765          $375         $  985
------------------------------------------------------------------------------------------------------------------------
                        Gross Amount at which
                      Carried at Close of Period
               -----------------------------------------
                             Building and                            Accumulated         Year              Year
                             Improvements                Total       Depreciation     Developed(2)      Acquired(3)
------------------------------------------------------------------------------------------------------------------------
Hermes Park
105 Hembree Park Dr.          $    2,068                 $   2,356           $  96         1988              1995
150 Hembree Park Dr.               2,036                     2,677             102         1985              1995
200 Hembree Park Dr.               1,978                     2,138              92         1985              1995
645 Hembree Pkwy.                  2,032                     2,280              98         1986              1995
655 Hembree Pkwy.                  2,038                     2,286             110         1986              1995
------------------------------------------------------------------------------------------------------------------------
      Total                   $   10,152                   $11,737       $     498
------------------------------------------------------------------------------------------------------------------------

Other North Central Properties
     10745 Westside Pkwy.     $    3,565                  $  4,490         $   193         1995
------------------------------------------------------------------------------------------------------------------------
          Total                    3,565                     4,490             193
------------------------------------------------------------------------------------------------------------------------

Airport/South Atlanta Submarket
------------------------------------------------------------------------------------------------------------------------
Southridge
     5099 Southridge Pkwy.    $    1,085                  $  1,391         $   101         1990              1994
     5136 Southridge Pkwy.         1,720                     2,200         $   143         1990              1994
     5139 Southridge Pkwy.         1,603                     2,068             136         1991              1994
     5149 Southridge Pkwy.         1,838                     2,372             155         1990              1994
     5156 Southridge Pkwy.         2,330                     3,006             196         1992              1994
     5169 Southridge Pkwy.         2,479                     2,910             107         1994
------------------------------------------------------------------------------------------------------------------------
          Total               $   11,055                   $13,947            $838
------------------------------------------------------------------------------------------------------------------------

Sullivan International
     703 Sullivan Rd.         $      788                   $ 1,013         $    68         1990              1994
     721 Sullivan Rd.                834                     1,076              70         1991              1994
     727 Sullivan Rd.                908                     1,168              78         1988              1994
     739 Sullivan Rd.                778                     1,004              65         1989              1994
------------------------------------------------------------------------------------------------------------------------
          Total               $    3,308                   $ 4,261         $   281
------------------------------------------------------------------------------------------------------------------------

Other Airport/South Atlanta
     Properties105 Kings
     Mill Rd.                 $    4,951                   $ 5,408         $   272         1994
------------------------------------------------------------------------------------------------------------------------
          Total               $    4,951                   $ 5,408         $   272
------------------------------------------------------------------------------------------------------------------------

Northwest/I-75 Submarket
------------------------------------------------------------------------------------------------------------------------

Townpoint
     3330 West Town Point Dr. $    1,926                     2,477             144         1994
     3350 West Town Point Dr.      2,214                     2,648              74         1995
------------------------------------------------------------------------------------------------------------------------
          Total               $    4,140                    $5,125         $   218
------------------------------------------------------------------------------------------------------------------------

                                                                                                         Schedule III Page 6 of 10

                                                                                                          Gross Amount at which
                                                               Initial Costs                            Carried at Close of Period
                                                          ----------------------  Cost Capitalized    ------------------------------
                                Property    Related                Building and       Subsequent             Building and
Market/Business Park/Property    Type(1)  Encumbrances     Land     Improvements    to Acquisition    Land   Improvements   Total
------------------------------------------------------------------------------------------------------------------------------------
Northwest Business Center
  1331-37-41-51 Capital Circle      S                     $   558     $ 4,443      $        -       $   558    $    4,443  $ 5,001
  1335 Capital Circle               S                         416       1,704               -           416         1,704    2,120
------------------------------------------------------------------------------------------------------------------------------------
      Total                                               $   974     $ 6,147      $        -       $   974    $    6,147  $ 7,121
------------------------------------------------------------------------------------------------------------------------------------

Other Northwest/ I-75 Properties
  240 Northpoint Pkwy.              B                     $   495     $ 2,732      $        -       $   495    $    2,732  $ 3,227
------------------------------------------------------------------------------------------------------------------------------------
      Total                         B                     $   495     $ 2,732      $        -       $   495    $    2,732  $ 3,227
------------------------------------------------------------------------------------------------------------------------------------

Stone Mountain Submarket
------------------------------------------------------------------------------------------------------------------------------------

Parknorth
  675 Parknorth Blvd.               D                     $   611     $ 2,743      $        5       $   611    $    2,748  $ 3,359
  696 Parknorth Blvd.               D        (f)              532       2,748               -           532         2,748    3,280
  715 Parknorth Blvd.               D                         375       2,118               -           375         2,118    2,493
  735 Parknorth Blvd.               D        (f)              709       3,155              35           709         3,190    3,899
  736 Parknorth Blvd.               S                         627       1,023               -           627         1,023    1,650
  780 Parknorth Blvd.               D        (f)              328       1,847              64           328         1,911    2,239
  808 Parknorth Blvd.               S                         162         608               -           162           608      770
  815 Parknorth Blvd.               S                         249         983               2           249           985    1,234
------------------------------------------------------------------------------------------------------------------------------------
      Total                                               $ 3,593     $15,225      $      106       $ 3,593    $   15,331  $18,924
------------------------------------------------------------------------------------------------------------------------------------

Chattahoochee Submarket
------------------------------------------------------------------------------------------------------------------------------------

Chattahoochee
  670 DeFoors Ave.                  D                     $    82     $   660      $      941       $    82    $    1,601  $ 1,683
------------------------------------------------------------------------------------------------------------------------------------
     Total                                                $    82     $   660      $      941       $    82    $    1,601  $ 1,683
------------------------------------------------------------------------------------------------------------------------------------

NASHVILLE, TENNESSEE
------------------------------------------------------------------------------------------------------------------------------------

Airpark Business Center
  400 Airpark Center Dr.            S      (m)(n)         $   419     $ 1,679      $        -       $   419    $    1,679  $ 2,098
  500 Airpark Center Dr.            D      (m)(n)             923       3,697               -           923         3,697    4,620
  600 Airpark Center Dr.            D      (m)(n)             729       2,918               -           729         2,918    3,647
  700 Airpark Center Dr.            D      (m)(n)             801       3,287               -           801         3,287    4,088
  800 Airpark Center Dr.            D       (o)               924       3,700               -           924         3,700    4,624
  900 Airpark Center Dr.            D       (o)               798       3,194               -           798         3,194    3,992
  1400 Donelson Pike                S      (m)(n)           1,276       5,108               -         1,276         5,108    6,384
  1410 Donelson Pike                S      (m)(n)           1,411       5,696               -         1,411         5,696    7,107
  1413 Donelson Pike                B       (p)               549       2,197               -           549         2,197    2,746
  1420 Donelson Pike                S      (m)(n)           1,331       5,346               -         1,331         5,346    6,677
  5270 Harding Place                B       (p)               535       2,143               -           535         2,143    2,678
------------------------------------------------------------------------------------------------------------------------------------
     Total                                                $ 9,696     $38,965      $       -        $ 9,696    $   38,965  $48,661
------------------------------------------------------------------------------------------------------------------------------------

                                        Accumulated        Year           Year
Market/Business Park/Property          Depreciation     Developed(2)    Acquired(3)
------------------------------------------------------------------------------------------------------------------------------------
Northwest Business Center
  1331-37-41-51 Capital Circle            $   71          1985              1996
  1335 Capital Circle                         28          1985              1996
------------------------------------------------------------------------------------------------------------------------------------
      Total                               $   99
------------------------------------------------------------------------------------------------------------------------------------

Other Northwest/ I-75 Properties
  240 Northpoint Pkwy.                    $  137                          1995
------------------------------------------------------------------------------------------------------------------------------------
      Total                               $  137
------------------------------------------------------------------------------------------------------------------------------------

Stone Mountain Submarket
------------------------------------------------------------------------------------------------------------------------------------

Parknorth
  675 Parknorth Blvd.                     $  160          1990            1995
  696 Parknorth Blvd.                        144          1986            1995
  715 Parknorth Blvd.                        111          1989            1995
  735 Parknorth Blvd.                        172          1989            1995
  736 Parknorth Blvd.                         54          1992            1995
  780 Parknorth Blvd.                        110          1988            1995
  808 Parknorth Blvd.                         32          1986            1995
  815 Parknorth Blvd.                         52          1989            1995
------------------------------------------------------------------------------------------------------------------------------------
      Total                               $  835
------------------------------------------------------------------------------------------------------------------------------------

Chattahoochee Submarket
------------------------------------------------------------------------------------------------------------------------------------

Chattahoochee
  670 DeFoors Ave.                        $  700          1960            1989
------------------------------------------------------------------------------------------------------------------------------------
     Total                                $  700
------------------------------------------------------------------------------------------------------------------------------------

NASHVILLE, TENNESSEE
------------------------------------------------------------------------------------------------------------------------------------

Airpark Business Center
  400 Airpark Center Dr.                  $   11          1989            1996
  500 Airpark Center Dr.                      25          1988            1996
  600 Airpark Center Dr.                      19          1990            1996
  700 Airpark Center Dr.                      22          1992            1996
  800 Airpark Center Dr.                      25          1995            1996
  900 Airpark Center Dr.                      21          1995            1996
  1400 Donelson Pike                          34          1986            1996
  1410 Donelson Pike                          38          1996            1996
  1413 Donelson Pike                          15          1996            1996
  1420 Donelson Pike                          36          1985            1996
  5270 Harding Place                          14          1996            1996
------------------------------------------------------------------------------------------------------------------------------------
     Total                                $  260
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Gross Amount at which
                                                                    Initial Cost       Cost Capitalized  Carried at Close of Period
                                                                --------------------                     ---------------------------
                                  Property       Related                Building and      Subsequent             Building and
Market/Business Park/Property      Type (1)    Encumbrances     Land    Improvements      Acquisition      Land  Improvements
------------------------------------------------------------------------------------------------------------------------------------

Brentwood South Business Center
  7104 Crossroad Blvd.               D             (j)        $ 1,065       $  4,272      $         -    $ 1,065     $  4,272
  7106 Crossroad Blvd.               D             (j)          1,065          4,266                -      1,065        4,266
  7108 Crossroad Blvd.               D             (j)            848          3,396                -        848        3,396
  119 Seaboard Lane                  D             (k)            569          2,280                -        569        2,280
  121 Seaboard Lane                  D             (l)            445          1,784                -        445        1,784
  123 Seaboard Lane                  D             (l)            489          1,956                -        489        1,956
------------------------------------------------------------------------------------------------------------------------------------
      Total                                                   $ 4,481       $ 17,954      $         -    $ 4,481     $ 17,954
------------------------------------------------------------------------------------------------------------------------------------


RESEARCH TRIANGLE, NORTH CAROLINA

Perimeter Park
  900 Perimeter Park                 S             (q)        $   629       $  3,568      $        -     $   629     $  3,568
------------------------------------------------------------------------------------------------------------------------------------
      Total                                                   $   629       $  3,568      $        -     $   629     $  3,568
------------------------------------------------------------------------------------------------------------------------------------


Perimeter Park West
  1400 Perimeter Park West           O             (r)        $   666       $  3,777      $        -     $   666     $  3,777
  1500 Perimeter Park West           O                          1,148          6,511               -       1,148        6,511
  1600 Perimeter Park West           O             (v)          1,463          8,297               -       1,463        8,297
  1800 Perimeter Park West           O             (v)            907          5,140               -         907        5,140
------------------------------------------------------------------------------------------------------------------------------------
      Total                                                   $ 4,184       $ 23,725      $        -     $ 4,184     $ 23,725
------------------------------------------------------------------------------------------------------------------------------------


Metro Center
  2800 Perimeter Park Dr.            D             (u)        $   482       $  2,733      $        -     $   482     $  2,733
  2900 Perimeter Park Dr.            D             (u)            235          1,330               -         235        1,330
  3000 Perimeter Park Dr.            D             (u)            777          4,405               -         777        4,405
------------------------------------------------------------------------------------------------------------------------------------
      Total                                                   $ 1,494       $  8,468      $        -     $ 1,494     $  8,468
------------------------------------------------------------------------------------------------------------------------------------


Enterprise Center
  507 Airport Blvd.                  S             (v)        $ 1,336       $  7,578      $        -     $  1,336    $  7,578
  5151 McCrimmon Pkwy.               S                          1,318          7,474               -        1,318       7,474
------------------------------------------------------------------------------------------------------------------------------------
      Total                                                   $ 2,654       $ 15,052      $        -     $  2,654    $ 15,052
------------------------------------------------------------------------------------------------------------------------------------

Woodlake Center
  1000 Innovation Ave.               D             (t)        $   633       $  3,590      $        -     $    633    $  3,590
------------------------------------------------------------------------------------------------------------------------------------

      Total                                                   $   633       $  3,590      $        -     $    633    $  3,590
------------------------------------------------------------------------------------------------------------------------------------

Interchange Plaza
  5520 Capital Center Dr.            O             (s)        $   842       $  4,772      $        -     $    842    $  4,772
  801 Jones Franklin Rd.             O             (x)          1,351          7,660               -        1,351       7,660
------------------------------------------------------------------------------------------------------------------------------------
      Total                                                   $ 2,193       $ 12,432      $        -     $  2,193    $ 12,432
------------------------------------------------------------------------------------------------------------------------------------

Other Raleigh Properties
  6501 Weston Pkwy.                  O             (w)        $ 1,775       $ 10,064      $        -     $  1,775    $ 10,064
------------------------------------------------------------------------------------------------------------------------------------
      Total                                                   $ 1,775       $ 10,064      $        -     $  1,775    $ 10,064
------------------------------------------------------------------------------------------------------------------------------------

                                                 Accumulated        Year             Year
Market/Business Park/Property            Total   Depreciation    Developed(2)   (Acquired(3)
--------------------------------------------------------------------------------------------
Brentwood South Business Center
  7104 Crossroad Blvd.                $  5,337   $        28        1987            1996
  7106 Crossroad Blvd.                   5,331            28        1987            1996
  7108 Crossroad Blvd.                   4,244            23        1989            1996
  119 Seaboard Lane                      2,849            15        1990            1996
  121 Seaboard Lane                      2,229            12        1990            1996
  123 Seaboard Lane                      2,445            13        1990            1996
--------------------------------------------------------------------------------------------
      Total                           $ 22,435   $       119
--------------------------------------------------------------------------------------------

RESEARCH TRIANGLE, NORTH CAROLINA

Perimeter Park
  900 Perimeter Park                  $  4,197                      1982            1996
--------------------------------------------------------------------------------------------
      Total                           $  4,197   $         -
--------------------------------------------------------------------------------------------

Perimeter Park West
  1400 Perimeter Park West            $  4,443                      1991            1996
  1500 Perimeter Park West               7,659                      1996            1996
  1600 Perimeter Park West               9,760                      1994            1996
  1800 Perimeter Park West               6,047                      1994            1996
--------------------------------------------------------------------------------------------
      Total                           $ 27,909   $         -
--------------------------------------------------------------------------------------------

Metro Center
  2800 Perimeter Park Dr.             $  3,215                      1992            1996
  2900 Perimeter Park Dr.                1,565                      1990            1996
  3000 Perimeter Park Dr.                5,182                      1900            1996
--------------------------------------------------------------------------------------------
      Total                           $  9,962   $         -
--------------------------------------------------------------------------------------------

Enterprise Center
  507 Airport Blvd.                   $  8,914                      1993            1996
  5151 McCrimmon Pkwy.                   8,792                      1995            1996
--------------------------------------------------------------------------------------------
      Total                           $ 17,706   $          -
--------------------------------------------------------------------------------------------

Woodlake Center
  1000 Innovation Ave.                $  4,223                      1994            1996
--------------------------------------------------------------------------------------------
      Total                           $  4,223   $          -
--------------------------------------------------------------------------------------------

Interchange Plaza
  5520 Capital Center Dr.             $  5,614                      1993            1996
  801 Jones Franklin Rd.                 9,011                      1995            1996
--------------------------------------------------------------------------------------------
      Total                           $ 14,625   $          -
--------------------------------------------------------------------------------------------

Other Raleigh Properties
  6501 Weston Pkwy.                   $ 11,839                      1996            1996
--------------------------------------------------------------------------------------------
      Total                           $ 11,839   $          -
--------------------------------------------------------------------------------------------

                                                       SCHEDULE III PAGE 8 OF 10

                                                                     Initial Costs         Cost Capitalized
                                                                ------------------------
                                         Property    Related              Building and        Subsequent
Market/Business Park/Property            Type (1)  Encumbrances   Land    Improvements      to Acquisition
-------------------------------------------------------------------------------------------------------------
ORLANDO, FLORIDA

ParkSouth Distribution
   2500 Principal Row                      B                      $   565   $  3,915         $        -
-------------------------------------------------------------------------------------------------------------
       TOTAL                                                      $   565   $  3,915         $        -
-------------------------------------------------------------------------------------------------------------

Airport Commerce Center
   8249 Parkline Blvd.                     D                      $   214   $  1,661         $        -
   8351 Parkline Blvd.                     D           (e)            212      1,786                  -
   8500 Parkline Blvd.                     D           (e)            691      3,200                120
   8501 Parkline Blvd.                     D           (e)            169      1,212                  4
   8549 Parkline Blvd.                     D           (e)            149      1,232                  -
   1630 Prime Court                        D                          319      1,654                  -
-------------------------------------------------------------------------------------------------------------
       TOTAL                                                      $ 1,754   $ 10,745         $      124
-------------------------------------------------------------------------------------------------------------

SPARTANBURG, SOUTH CAROLINA

Hillside
   170 Parkway West                        B                      $   141   $  2,763         $        -
   260 Parkway East                        D                          533      1,924                  -
   285 Parkway East                        B                          478      4,247                  -
-------------------------------------------------------------------------------------------------------------
       TOTAL                                                      $ 1,152   $  8,934         $        -
-------------------------------------------------------------------------------------------------------------

   LAND HELD FOR FUTURE DEVELOPMENT                               $ 8,751   $      -         $      284

                                                -------------------------------------------------------------
   PROPERTY TOTALS                                193,403 (z)     $85,781   $421,478         $   29,011
                                                -------------------------------------------------------------

                                                 Gross Amount at which
                                              Carried at Close of Period
                                           -----------------------------------
                                                    Building and                  Accumulated      Year             Year
Market/Business Park Property               Land    Improvements      Total      Depreciation   Developed (2)    Acquired (3)
------------------------------------------------------------------------------------------------------------------------------
ORLANDO, FLORIDA

ParkSouth Distribution
   2500 Principal Row                      $   565    $  3,915   $  4,480          $    28           1996
------------------------------------------------------------------------------------------------------------------------------
       TOTAL                               $   565    $  3,915   $  4,480          $    28
------------------------------------------------------------------------------------------------------------------------------

Airport Commerce Center
   8249 Parkline Blvd.                     $   214    $  1,661   $  1,875          $    29           1996
   8351 Parkline Blvd.                         212       1,786      1,998              106           1994               1995
   8500 Parkline Blvd.                         691       3,320      4,011              205           1986               1995
   8501 Parkline Blvd.                         169       1,216      1,385               72           1991               1995
   8549 Parkline Blvd.                         149       1,232      1,381               73           1992               1995
   1630 Prime Court                            319       1,654      1,973               16           1996
------------------------------------------------------------------------------------------------------------------------------
       TOTAL                               $ 1,754    $ 10,869   $ 12,623          $   501
------------------------------------------------------------------------------------------------------------------------------

SPARTANBURG, SOUTH CAROLINA

Hillside
   170 Parkway West                        $   141    $  2,763   $  2,904          $    26           1995
   260 Parkway East                            533       1,924      2,457              159           1987               1994
   285 Parkway East                            478       4,247      4,725              212           1994
------------------------------------------------------------------------------------------------------------------------------
       TOTAL                               $ 1,152    $  8,934   $ 10,086          $   397
------------------------------------------------------------------------------------------------------------------------------

   LAND HELD FOR FUTURE DEVELOPMENT        $ 9,035               $  9,035

                                      -------------------------------------------------------------
   PROPERTY TOTALS                         $86,268    $450,002   $536,270 (aa)(bb) $41,469
                                      -------------------------------------------------------------

(1) D = business distribution; B = bulk warehouse; S = business service; O = office; R = retail.
(2) The year of development means the year in which shell construction was completed.
(3) For properties acquired by the Company, including properties previously developed and sold by the Company, the year of acquisition means the year in which an ownership interest in the property was acquired or is expected to be acquired, unless otherwise noted.

(a)  These properties are collectively encumbered by a mortgage of   $38,000.
(b)  These properties are collectively encumbered by a mortgage of   $31,170.
(c)  These properties are collectively encumbered by a mortgage of   $10,300.
(d)  These properties are collectively encumbered by a mortgage of   $ 6,952.
(e)  These properties are collectively encumbered by a mortgage of   $ 5,200.
(f)  These properties are collectively encumbered by a mortgage of   $ 5,140.
(g)  These properties are collectively encumbered by a mortgage of   $ 3,425.
(h)  These properties are collectively encumbered by a mortgage of   $ 1,813.
(i)  These properties are collectively encumbered by a mortgage of   $ 1,262.
(j)  These properties are collectively encumbered by a mortgage of   $ 7,076.
(k)  These properties are collectively encumbered by a mortgage of   $ 2,174.
(l)  These properties are collectively encumbered by a mortgage of   $ 2,633.
(m)  These properties are collectively encumbered by a mortgage of   $12,278.
(n)  These properties are collectively encumbered by a mortgage of   $ 1,957.
(o)  These properties are collectively encumbered by a mortgage of   $ 8,841.
(p)  These properties are collectively encumbered by a mortgage of   $ 6,924.
(q)  These properties are collectively encumbered by a mortgage of   $ 2,901.

                                                       SCHEDULE III PAGE 9 OF 10

(r)  These properties are collectively encumbered by a mortgage of   $ 2,707.
(s)  These properties are collectively encumbered by a mortgage of   $ 2,922.
(t)  These properties are collectively encumbered by a mortgage of   $ 2,590.
(u)  These properties are collectively encumbered by a mortgage of   $ 6,851.
(v)  These properties are collectively encumbered by a mortgage of   $16,028.
(w)  These properties are collectively encumbered by a mortgage of   $ 7,683.
(x)  These properties are collectively encumbered by a mortgage of   $ 5,873.
(y)  These properties are collectively encumbered by a mortgage of   $   703.

(z) Total related encumbrances include all mortgage notes payable in the accompanying financial statements, except a mortgage of $4,172 which is secured by the property at 1950 Vaughn Road which underlies a direct financing lease discussed in note 3 to the consolidated and combined financial statements.
(aa) The aggregate cost for federal income tax purposes was approximately $456 million.
(bb) Excludes developments in progress of $56,571.

                                                      SCHEDULE III PAGE 10 OF 10

                               WEEKS CORPORATION
                REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996

Depreciation of the Company's real estate assets is calculated over the following estimated useful lives on a straight-line basis:

     .  Buildings -- 35 Years
     .  Tenant Improvements -- life of the lease

A summary of activity for real estate assets and accumulated depreciation for the years ended December 31, 1996 and 1995, for the period from August 24, 1994 to December 31, 1994 and for the period from January 1, 1994 to August 23, 1994 were as follows
(in thousands):

                                             Year ended         Year ended       Aug. 24 to        Jan. 1 to
                                            Dec. 31, 1995      Dec. 31, 1994    Dec. 31, 1994    Aug. 23, 1994
------------------------------------------------------------------------------------------------------------------
REAL ESTATE ASSETS
Balance, beginning of period                $   319,763        $   162,709      $   111,424      $   95,831
Additions                                        71,418             46,913           16,486           9,077
Acquisitions of property/(a)/                   201,660            110,141           38,320           6,516
Deconsolidation of build-to-suit land                --                 --           (3,521)             --
------------------------------------------------------------------------------------------------------------------
Balance, end of period                      $   592,841        $   319,763      $   162,709      $  111,424
------------------------------------------------------------------------------------------------------------------
ACCUMULATED DEPRECIATION
Balance, beginning of period                $    29,889        $    22,959      $    21,220      $   18,887
Depreciation                                     11,580              6,930            1,739           2,333
------------------------------------------------------------------------------------------------------------------
Balance, end of period                      $    41,469        $    29,889      $    22,959      $   21,220
------------------------------------------------------------------------------------------------------------------

(a) See Note 15 to the Company's consolidated and combined financial statements, included herein on page F-21, for a summary of certain noncash consideration utilized in the Company's property acquisitions.