Form 10-Q
period 1997-03-31
WEEKS CORP
filed 1997-05-14
CIK 925558

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

            For the Transition Period from __________ to __________

                         Commission File No. 011-13254
                                             ---------

                               WEEKS CORPORATION
             (Exact name of Registrant as specified in its Charter)


        Georgia                                           58-1525322
------------------------                   ------------------------------------
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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date (14,098,013 shares of common stock outstanding as of May 9, 1997)


INDEX                                                                      PAGE
-------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION
-------------------------------------------------------------------------------
     ITEM 1.  FINANCIAL STATEMENTS
              Consolidated Condensed Balance Sheets
              at March 31, 1997 and December 31, 1996......................  3

              Consolidated Condensed Statements of Operations
              for the three months ended March 31, 1997 and 1996...........  4

              Consolidated Condensed Statements of Cash Flows
              for the three months ended March 31, 1997 and 1996...........  5

              Notes to Consolidated Condensed Financial
              Statements...................................................  6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS................ 14

PART II.  OTHER INFORMATION
-------------------------------------------------------------------------------

     ITEM 2.  CHANGES IN SECURITIES........................................ 27

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................. 27

SIGNATURES................................................................. 28
-------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                               WEEKS CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS

--------------------------------------------------------------------------------------------
                                                                 March 31,      December 31,
(Unaudited; in thousands, except share amounts)                    1997            1996
--------------------------------------------------------------------------------------------
ASSETS
Real Estate Assets
  Land                                                           $ 82,857         $ 77,233
  Buildings and improvements                                      482,744          450,002
  Accumulated depreciation                                        (46,157)         (41,469)
--------------------------------------------------------------------------------------------
    Operating real estate assets                                  519,444          485,766
--------------------------------------------------------------------------------------------
  Developments in progress                                         52,495           56,571
  Land held for future development                                 12,307            9,035
--------------------------------------------------------------------------------------------
    Net real estate assets                                        584,246          551,372
--------------------------------------------------------------------------------------------
Real estate development loans                                      11,521            9,455
Direct financing lease, net                                         5,107            5,136
Cash and cash equivalents                                             299              260
Receivables                                                         6,300            5,858
Deferred costs, net                                                11,356           10,286
Investments in and notes receivable
 from unconsolidated subsidiaries                                   8,661            7,760
Other assets                                                        2,602            1,722
--------------------------------------------------------------------------------------------
TOTAL ASSETS                                                     $630,092         $591,849
--------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable                                           $200,768         $197,575
Credit facility borrowings                                        120,115           99,400
Accounts payable and accrued expenses                              11,505            9,970
Other liabilities                                                   3,486            2,963
--------------------------------------------------------------------------------------------
    Total liabilities                                             335,874          309,908
--------------------------------------------------------------------------------------------
Minority interests in Operating Partnership                        77,674           68,230
--------------------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity
  Common Stock, $0.01 par value; 100,000,000 shares authorized;
   14,097,617 and 14,048,593 shares issued and outstanding
   at March 31, 1997 and December 31, 1996, respectively              141              140
  Preferred Stock, $0.01 par value; 20,000,000 shares
   authorized; none issued                                             --               --
  Additional paid-in capital                                      269,085          267,634
  Deferred compensation                                            (1,078)              --
  Accumulated deficit                                             (51,604)         (54,063)
--------------------------------------------------------------------------------------------
    Total shareholders' equity                                    216,544          213,711
--------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $630,092         $591,849
--------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated condensed balance sheets.

                               WEEKS CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------
                                                              Three Months     Three Months
                                                                  Ended           Ended
(Unaudited; in thousands, except per share amounts)          March 31, 1997   March 31, 1996
--------------------------------------------------------------------------------------------
REVENUE
  Rental income                                                  $17,400          $10,780
  Tenant reimbursements                                            2,157            1,048
  Direct financing lease                                             188              192
  Other                                                              154              109
--------------------------------------------------------------------------------------------
                                                                  19,899           12,129
--------------------------------------------------------------------------------------------
EXPENSES
  Property operating and maintenance                               2,223            1,294
  Real estate taxes                                                1,699            1,068
  Depreciation and amortization                                    5,344            2,951
  Interest                                                         5,066            2,435
  Amortization of deferred financing costs                           226              200
  General and administrative                                       1,169              716
--------------------------------------------------------------------------------------------
                                                                  15,727            8,664
--------------------------------------------------------------------------------------------
Income before equity in earnings of unconsolidated
 subsidiaries and interest income                                  4,172            3,465
  Equity in earnings of unconsolidated
   subsidiaries                                                      648              266
  Interest income                                                    238               83
--------------------------------------------------------------------------------------------
Income before minority interests                                   5,058            3,814
  Minority interests                                              (1,232)            (713)
--------------------------------------------------------------------------------------------
NET INCOME                                                       $ 3,826          $ 3,101
--------------------------------------------------------------------------------------------
NET INCOME PER SHARE                                               $0.27            $0.28
--------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                               14,073           11,156
--------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated condensed financial statements.

                               WEEKS CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------
                                                       Three Months     Three Months
                                                          Ended            Ended
(Unaudited; in thousands)                             March 31, 1997   March 31, 1996
-------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                               $  3,826         $  3,101
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Minority interests                                        1,232              713
  Depreciation and amortization                             5,344            2,951
  Amortization of deferred financing costs                    226              200
  Amortization of deferred compensation                        72               --
  Income from direct financing lease                         (188)            (192)
  Straight-line rent revenue                                 (150)             (71)
  Equity in earnings of unconsolidated subsidiaries          (648)            (266)
Net change in:
  Receivables and other assets                               (938)            (654)
  Deferred costs                                           (1,654)            (290)
  Accounts payable and accrued expenses                     1,917              589
  Other liabilities                                           523              444
-------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   9,562            6,525
-------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property acquisition, development and construction        (19,565)          (9,962)
Real estate development loans                              (2,066)          (1,648)
Deposits                                                     (400)            (200)
Payments received on direct financing lease                   217              212
-------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                     (21,814)         (11,598)
-------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Stock option and dividend reinvestment plan proceeds          302               --
Line of credit proceeds, net                               20,715           10,169
Payments of mortgage notes payable                         (1,167)            (117)
Deferred financing costs                                      (70)            (165)
Dividends to shareholders                                  (6,043)          (4,462)
Distributions to minority interests                        (1,446)          (1,027)
-------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  12,291            4,398
-------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               39             (675)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                260              982
-------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $    299         $    307
-------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company's 1997 property acquisitions included the assumption of indebtedness of $4,360,000 and the issuance of Units valued at $14,334,000.

The accompanying notes are an integral part of these consolidated condensed financial statements.

                               WEEKS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  THE COMPANY

Weeks Corporation and its subsidiaries own, operate, develop, construct, acquire and manage industrial and suburban office buildings in Atlanta, Georgia and the southeast United States. As used herein, the term "Company" includes Weeks Corporation and its subsidiaries, including Weeks Realty, L.P. (the "Operating Partnership"), unless the context indicates otherwise. The Company, through its subsidiaries, is the general partner and owns a majority interest in the Operating Partnership which, including the operations of its subsidiaries, conducts substantially all of the on-going operations of the Company. The Company has elected to qualify and operate as a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company will not generally be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code relating to the composition of its income and assets, including the requirement to distribute 95% of its taxable income to its shareholders.

As of March 31, 1997, the Company had outstanding 14,097,617 shares of common stock and owned the same number of units of partnership interest in the Operating Partnership ("Units"), and the Company's ownership interest in the Operating Partnership was 73.6%. Units held by persons other than the Company totaled 5,057,836 as of March 31, 1997, and represented a 26.4% minority interest in the Operating Partnership. Units representing the 26.4% minority interest in the Operating Partnership are convertible by their holders into shares of common stock on a one-for-one basis, or into cash, at the Company's option. The Company's weighted average ownership interest in the Operating Partnership was 75.6% for the three months ended March 31, 1997 and 81.3% for the three months ended March 31, 1996.

The Company conducts its third-party service businesses through two subsidiaries (the "Subsidiaries"): Weeks Realty Services, Inc. conducts third-party landscape, property management and leasing services and Weeks Construction Services, Inc. conducts third-party construction services. The Company holds 100% of the nonvoting and 1% of the voting common stock of the Subsidiaries.
The remaining voting common stock is held by three executive officers of the Company. The ownership of the common stock of the Subsidiaries entitles the Company to substantially all (99%) of the economic benefits from the results of the Subsidiaries' operations.

As of March 31, 1997, the Company owned 178 industrial properties, 17 suburban office properties and three retail properties comprising 14.2 million square feet. The Company's primary markets and the concentration of the Company's portfolio (based on square footage) are Atlanta, Georgia (73%), Nashville, Tennessee (12%), Raleigh-Durham-Chapel Hill, North Carolina (9%), Orlando, Florida (3%), and Spartanburg, South Carolina (3%). In addition, 24 industrial and suburban office properties and one property expansion were under development or in lease-up at March 31, 1997, comprising an additional 2.7 million square feet.

2.  BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements include the consolidated condensed financial position of the Company and its subsidiaries at March 31, 1997, and December 31, 1996, and their results of operations and cash flows for the three months ended March 31, 1997 and 1996. The operating results of the Subsidiaries are reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated condensed financial statements. Certain prior year amounts have been reclassified to conform to the 1997 presentation.

The accompanying interim unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature which are necessary to fairly state the interim financial statements. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

RECENT ACCOUNTING PRONOUNCEMENTS
In February 1997, Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share" was issued prescribing a new method for computing earnings per share. When implemented, SFAS 128 will supercede Accounting Principles Board Opinion ("APB") No. 15, "Earnings per Share," the current accounting literature utilized in computing earnings per share under generally accepted accounting principles. Under SFAS 128, the Company will be required to present both basic and diluted earnings per share in its interim and annual financial statements for periods beginning with its financial statements for the quarter and year ended December 31, 1997. As defined by SFAS 128, basic earnings per share shall be computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share shall be computed to present the dilutive impact of all instruments or securities which are convertible into shares of the Company's common stock, as more specifically defined in SFAS 128.

The Company will continue to present earnings per share under the provisions of APB No. 15 for all interim periods of 1996 until the mandated SFAS 128 implementation date in the fourth quarter of 1996. Upon the adoption of SFAS 128, all prior period earnings per share amounts will be restated. The impact of SFAS 128 on the Company's consolidated condensed financial statements for the three months ended March 31, 1997 and 1996 is discussed in Note 6.

3.   BANK CREDIT FACILITY AND MORTGAGE NOTES PAYABLE

The Operating Partnership, the Subsidiaries and Weeks Development Partnership (Note 4), as co-borrowers, have a $175 million syndicated revolving credit facility (the "Credit Facility") with four banks. The Credit Facility is unsecured and can be used for development and construction, acquisitions and general corporate purposes. Each co-borrower is liable for its own borrowing; however, the entire Credit Facility is guaranteed by the Company. Additionally, the Company and the co-borrowers are required to meet certain financial and non-financial covenants including limitations on secured borrowings and a restriction on the amount of dividends and distributions to not more than 95% of "Funds from Operations," a REIT industry measure of operating performance, unless the additional amounts are necessary to maintain the Company's REIT status under the Code. The Credit Facility matures on December 31, 1999, and may be extended annually through December 31, 2002, subject to an annual renewal fee of 0.125%. The Credit Facility replaced the Company's previous $120 million single-bank revolving line of credit.

The Credit Facility provides for advances of up to $175 million, subject to certain covenants, including those governing the Company's maximum unsecured borrowings and total leverage. Maximum available advances currently total $175 million. As of March 31, 1997, Credit Facility borrowings are detailed as follows (in thousands):


----------------------------------------------------
BORROWER                                     AMOUNT
----------------------------------------------------
       Operating Partnership                $120,115
       Weeks Realty Services, Inc.             2,675
       Weeks Development Partnership             720
       Weeks Construction Services, Inc.         300
----------------------------------------------------
                                            $123,810
----------------------------------------------------

Interest under the Credit Facility is payable monthly at bank prime minus 0.25% or at LIBOR plus 1.35% at the election of the co-borrowers. The weighted average interest rate on Credit Facility borrowings, excluding the effect of the interest rate swap agreements described below, was 6.98% at March 31, 1997.
Fees on the unused portion of the Credit Facility are 0.20%.

Interest paid, net of amounts capitalized, totaled $5,150,000 and $2,250,000 for the three months ended March 31, 1997 and 1996, respectively. Interest costs capitalized totaled $939,000 and $415,000 for the three months ended March 31, 1997 and 1996, respectively.

The Company has in place three interest rate swap agreements with a commercial bank to effectively change the interest costs on $50,000,000 of Credit Facility borrowings from the variable rates discussed above to fixed rates. The agreements, with notional principal amounts of $10,000,000, $10,000,000 and $30,000,000, mature in July 1998, July 1999 and July 2001 with effective fixed interest rates of 7.72%, 7.89% and 8.14%, respectively.

Mortgage notes payable at March 31, 1997 and December 31, 1996, specifically listed for notes with outstanding balances in excess of $10 million, consist of the following (in thousands):

--------------------------------------------------------------------------------
                                                        MARCH 31,  DECEMBER 31,
                                                          1997         1996
--------------------------------------------------------------------------------
FIXED RATE
Mortgage note, interest only at 7.13%,
due in 1999                                              $ 38,000      $ 38,000
Three mortgage notes, interest only at 7.75%,
due in 1998 (Note 5)                                       31,170        31,170
Mortgage note, principal and interest at 9.24%,
due in 2005                                                15,961        16,028
Mortgage note, principal and interest at 8.10%,
due in 2006                                                12,214        12,278
Mortgage note, interest only at 7.625%,
due in 2000                                                10,300        10,300
Other mortgage notes (21 at March 31, 1997),
principal and interest at 6.71% to 9.80%,
 due in 1998 to 2006                                       87,291        83,956
VARIABLE RATE
Industrial revenue bonds, interest at 3.50% to 6.65%
at March 31, 1997, due in 2004 and 2010                     5,832         5,843
--------------------------------------------------------------------------------
                                                         $200,768      $197,575
--------------------------------------------------------------------------------

At March 31, 1997, fixed rate mortgage notes payable included 28 notes with a weighted average interest rate of 7.99%. The weighted average term to maturity of fixed rate mortgage notes payable was 5.0 years at March 31, 1997. Fixed rate mortgage indebtedness increased by $3,204,000 in the three month period ended March 31, 1997 due to the assumption of a $3,750,000, 8.625% mortgage loan in conjunction with the Company's acquisitions (Note 7), net of principal repayments and retirements. Certain Company officers and Unitholders guarantee a portion of fixed rate mortgage notes.

Variable rate industrial revenue bonds include two separate arrangements. One bond issue with an outstanding balance of $5,140,000 accrues interest at rates equivalent to short-term tax-exempt Aa2 rated securities. The second bond issue accrues interest at 78% of the prime lending rate. The weighted average interest rate under these arrangements was 3.87% at March 31, 1997. The bonds are supported by letters of credit totaling $5,345,000.

Exclusive of letters of credit supporting industrial revenue bond financings, letters of credit totaling $1,840,000 at March 31, 1997, were issued to third parties.

Scheduled maturities of mortgage notes payable at March 31, 1997, are summarized as follows (in thousands):


-------------------------------
YEAR                    AMOUNT
-------------------------------
Remainder of 1997      $  1,605
1998                     39,325
1999                     48,582
2000                     21,483
2001                     10,849
2002 and thereafter      78,924
-------------------------------
                       $200,768
-------------------------------

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

The following information summarizes the financial position, results of operations and cash flows of the Subsidiaries and Weeks Development on a combined basis (in thousands):

--------------------------------------------------------------------
                                            MARCH 31,   DECEMBER 31,
FINANCIAL POSITION                             1997         1996
--------------------------------------------------------------------
 ASSETS
 Real estate assets                           $ 6,754        $ 7,200
 Investments in real estate partnerships
   and joint ventures                           2,866          3,025
 Receivables and other assets                  10,341         13,113
--------------------------------------------------------------------
                                              $19,961        $23,338
--------------------------------------------------------------------
 LIABILITIES AND EQUITY
 Notes payable to the Company                 $10,921        $10,921
 Credit facility borrowings                     3,695          3,595
 Other borrowings                               1,254          1,261
 Other liabilities                              6,345         10,725
 Total equity                                  (2,254)        (3,164)
--------------------------------------------------------------------
                                              $19,961        $23,338
--------------------------------------------------------------------

At March 31, 1997, the Company's investment in and notes receivable from the Subsidiaries totaling $8,661,000 includes notes receivable from the Subsidiaries of $10,921,000 and the Company's investment in the Subsidiaries of ($2,260,000).


--------------------------------------------------------------------------------
                                                Three Months      Three Months
                                                    Ended            Ended
Results of Operations                          March 31, 1997    March 31, 1996
-------------------------------------------------------------------------------
REVENUE
Construction and development fees                  $  536          $  393
Landscape                                           1,192           1,033
Property management fees                               63              58
Commissions                                           178              78
Other                                                  84              69
--------------------------------------------------------------------------------
                                                    2,053           1,631
--------------------------------------------------------------------------------
COSTS AND EXPENSES
Direct costs                                          961             808
Interest expense - Company                            327             328
Interest expense - other                               76             139
General and administrative                            440             367
Other                                                 198              42
--------------------------------------------------------------------------------
                                                    2,002           1,684
--------------------------------------------------------------------------------
INCOME (LOSS) BEFORE GAIN ON SALE OF
 PROPERTY AND EQUITY IN EARNINGS OF
 PARTNERSHIPS AND JOINT VENTURES                       51             (53)
Gain on sale of property - Company                    580              --
Equity in earnings of partnerships
 and joint ventures                                   279             (10)
--------------------------------------------------------------------------------
NET INCOME (LOSS)                                  $  910          $  (63)
--------------------------------------------------------------------------------
Net income (loss) attributable
 to Company                                        $  901          $  (62)
Interest expense - Company                            327             328
Gain on sale of property - Company                   (580)             --
--------------------------------------------------------------------------------
Equity in earnings of Subsidiaries                 $  648          $  266
--------------------------------------------------------------------------------
Distributions and interest paid
 to Company                                        $   --          $   --
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                                THREE MONTHS      THREE MONTHS
                                                    ENDED            ENDED
CASH FLOWS                                     MARCH 31, 1997    MARCH 31, 1996
--------------------------------------------------------------------------------
Operating activities                               $ (866)         $1,017
Investing activities                                  870            (459)
Financing activities                                   93             195
--------------------------------------------------------------------------------

Third-party service revenues detailed above include development and construction fees, landscaping fees and lease commissions from affiliated partnerships and joint ventures totaling $114,000, $62,000 and $124,000, respectively, for the three months ended March 31, 1997, and $40,000, $53,000 and $72,000, respectively, for the three months ended March 31, 1996.

5.     SHAREHOLDERS' EQUITY

In February 1997, restricted shares of common stock valued at $1,150,000 were granted to certain Company officers and employees in recognition of successful prior service and as an incentive for future service and continued financial performance of the Company. These shares vest ratably over a four year period provided the Company achieves 10% annual growth in per share funds from operations, a REIT industry measure of operating performance, for each year of the four year vesting period. Compensation expense is recognized ratably over the four year vesting period.

On May 13, 1997, the Company completed a public offering of 3,200,000 shares of common stock and received net proceeds of approximately $95.1 million. The Company has granted the underwriters of the offering an option for 30 days to purchase up to an additional 480,000 shares of common stock at a price of $31.50 per share, less the underwriting discount, to cover over-allotments. The proceeds were used to reduce the Company's outstanding Credit Facility borrowings (Note 3). The Company intends to use the additional Credit Facility borrowing capacity to prepay, without penalty, three mortgage notes, totaling $31,170,000 scheduled to mature in 1998 (Note 3).

The Company declared and paid quarterly dividends relating to the fourth quarter of 1996 of $6,043,000 or $0.43 per share during the three months ended March 31, 1997. Additionally, the minority Unitholders in the Operating Partnership received cash distributions totaling $1,446,000 or $0.43 per Unit during the three months ended March 31, 1997. In April 1997, the Company declared and paid quarterly dividends and made distributions relating to the first quarter of 1997 of $6,062,000 or $0.43 per share and $1,949,000 or $0.43 per Unit, respectively.

6.     EARNINGS PER SHARE

Under APB No. 15, earnings per share is calculated using the weighted average number of common shares outstanding of 14,073,000 and 11,156,000 for the three months ended March 31, 1997 and 1996, respectively. The impact of outstanding stock options was not dilutive, as defined in APB No. 15, in 1997 or 1996. An assumed conversion of Units into common stock would not affect net income per share.

Proforma basic and diluted earnings per share calculated under the provisions of SFAS 128, described in Note 2 to the consolidated condensed financial statements, would be $0.27 per share for the three months ended March 31, 1997 and $0.28 per share for the three months ended March 31, 1996.

7.     ACQUISITIONS

The Company acquired initial property portfolios and the business operations of NWI Wharehouse Group, L.P. ("NWI") in Nashville, Tennessee, and Lichtin Properties, Inc. and affiliates ("Lichtin") in the Raleigh-Durham-Chapel Hill area of North Carolina, on November 1, 1996 and December 31, 1996, respectively, in transactions accounted for under the purchase method. The Company's consolidated condensed results of operations for the three months ended March 31, 1997, included the operating results of NWI and Lichtin for the entire period. The unaudited pro forma information below presents the consolidated condensed results of operations as if the initial phases of the NWI and Lichtin acquisitions had occurred as of January 1, 1996. The unaudited pro forma information is not necessarily indicative of the results of operations of the Company had the acquisitions occurred as of January 1, 1996, nor is it necessarily indicative of future results. Additionally, the unaudited pro forma information excludes the impact of the buildings and land acquired or to be acquired from NWI and Lichtin subsequent to the initial acquisition dates detailed above.


(Unaudited, in thousands, except per share amount)       March 31, 1996
-----------------------------------------------------------------------
Revenues                                                     $16,181
Net income                                                     2,483
Earnings per share                                           $  0.22

On January 31, 1997 and March 31, 1997, the Company acquired a total of five industrial buildings totaling 447,528 square feet. Three buildings totaling 154,341 square feet were acquired from Lichtin and two buildings totaling 293,187 square feet were acquired from NWI. Total acquisition consideration of approximately $17.7 million was comprised of the assumption of approximately $4.4 million of indebtedness and the issuance of approximately $13.3 million of Units in the Operating Partnership. Additionally, as part of these transactions, the Company acquired approximately five net usable acres of development land in exchange for $1.0 million of Units.

PART I  FINANCIAL INFORMATION
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

RESULTS OF OPERATIONS

Operating information relating to the Company's properties for the three months ended March 31, 1997 and 1996, respectively, is summarized below (in thousands):

---------------------------------------------------------------------------
                                     THREE MONTHS    THREE MONTHS
                                        ENDED           ENDED          %
                                    MARCH 31, 1997  MARCH 31, 1996  CHANGE
---------------------------------------------------------------------------
Rental income                          $17,400         $10,780        61.4%
Tenant reimbursements                    2,157           1,048       105.8%
---------------------------------------------------------------------------
Property operating revenues             19,557          11,828        65.3%
---------------------------------------------------------------------------
Operating and maintenance
 expenses                                2,223           1,294        71.8%
Real estate taxes                        1,699           1,068        59.1%
Depreciation and amortization            5,344           2,951        81.1%
---------------------------------------------------------------------------
Property operating expenses              9,266           5,313        74.4%
---------------------------------------------------------------------------
Property operating revenues less
 property operating expenses           $10,291         $ 6,515        58.0%
---------------------------------------------------------------------------

Period to period comparisons of property operating revenues and expenses for 1997 and 1996 are discussed herein using the categories "core properties," "development properties" and "acquisition properties." Core properties are defined as properties which were stabilized and operating as of January 1, 1996. The Company defines a property as stabilized upon the earlier of substantial lease-up or one year from building shell completion. Development properties reflect properties completed and stabilized, and acquisition properties are properties acquired, subsequent to January 1, 1996.

COMPARISON OF OPERATING RESULTS FOR THREE MONTHS ENDED MARCH 31, 1997, TO THE THREE MONTHS ENDED MARCH 31, 1996

Property operating revenues (rental revenue plus tenant reimbursements) increased $7,729,000 or 65.3% between periods. Of this increase, $6,240,000, $1,219,000 and $270,000 were attributable to acquisition, development and core properties, respectively. The increases relating to acquisition and development properties were due to the acquisition of 51 properties (46 in 1996 and 5 in 1997) totaling approximately 3,721,000 square feet and the stabilization of 13 development properties (8 in 1996 and 5 in 1997) and two property expansions (one each year) totaling approximately 1,629,000 square feet. Property operating expenses increased $3,953,000 or 74.4% between periods due primarily to the growth in the property portfolio resulting from the acquisition and development properties discussed above.

For the comparable periods ended March 31, 1997 and 1996, operating results of the core properties, representing 134 properties totaling approximately 8,861,000 square feet, are summarized below (in thousands):

------------------------------------------------------------------------------
                                     THREE MONTHS     THREE MONTHS
                                         ENDED            ENDED
                                    MARCH 31, 1997   MARCH 31, 1996   % CHANGE
------------------------------------------------------------------------------
Rental revenues                         $10,714          $10,570         1.4%
Tenant reimbursements                     1,163            1,037        12.2%
------------------------------------------------------------------------------
Property operating revenues              11,877           11,607         2.3%
------------------------------------------------------------------------------
Operating and maintenance
 expenses                                 1,361            1,287         5.7%
Real estate taxes                         1,111            1,039         6.9%
Depreciation and amortization             3,007            2,911         3.3%
------------------------------------------------------------------------------
Property operating expenses               5,479            5,237         4.6%
------------------------------------------------------------------------------
Property operating revenues less
 property operating expenses            $ 6,398          $ 6,370         0.4%
------------------------------------------------------------------------------
Average occupancy                          95.9%            96.1%
------------------------------------------------------------------------------

Property operating revenues from core properties increased 2.3% despite a slight decrease in overall average occupancy. Adjusted for the decrease in weighted average occupancy between periods, property operating revenues from core properties increased approximately 3%. Property operating expenses increased 4.6% due primarily to both increased repairs and maintenance and real estate tax expenses in 1997. Property operating revenues less property operating expenses from core properties increased 1.3%, exclusive of depreciation and amortization expense, and increased approximately 2% after adjusting for the decrease in weighted average occupancy between periods.

Interest expense increased by $2,631,000 or 108.0% from $2,435,000 for the three months ended March 31, 1996, to $5,066,000 for the three months ended March 31, 1997, as a result of increased mortgage interest of $1,846,000 due primarily to mortgage debt assumed in conjunction with the Company's 1996 property acquisitions, and increased Credit Facility interest of $785,000. Interest expense of $5,066,000 for the three months ended March 31, 1997, consisted of mortgage interest of $3,939,000 and Credit Facility interest of $1,127,000.

Amortization of deferred financing costs increased $26,000 or 13.0% from $200,000 for the three months ended March 31, 1996, to $226,000 for the three months ended March 31, 1997, due primarily to the amortization of deferred financing costs associated with increasing the availability under and restructuring the Credit Facility in 1996.

Company general and administrative expenses increased by $453,000 or 63.3% from $716,000 for the three months ended March 31, 1996, to $1,169,000 for the three months ended March 31, 1997, due primarily to increased personnel and related costs associated with the Company's southeast expansion. The majority of the increase relates to the additional general and administrative expenses associated with the Company's Nashville, Tennessee and Raleigh, North Carolina operations, both of which were acquired in the fourth quarter of 1996, and to a lesser extent expenses related to the establishment of an office in Orlando, Florida, which also occurred in the fourth quarter of 1996. As a percentage of total revenue, general and administrative expenses were 5.9% in both 1997 and 1996. General and administrative expenses of the Company when combined with the general and administrative expenses of the Subsidiaries increased $526,000 or 48.6% from $1,083,000 in 1996 to $1,609,000 in 1997 for the same reasons discussed above having to do with the Company's growth. As a percentage of the combined revenues of the Company and the Subsidiaries, the combined general and administrative expenses of the Company and the Subsidiaries decreased from 7.9% in 1996 to 7.3% in 1997.

Interest income increased $155,000 or 186.7% from $83,000 for the three months ended March 31, 1996 to $238,000 for the three months ended March 31, 1997, due primarily to increased real estate development loan balances between periods. Real estate development loans are loans to affiliated joint ventures and other parties, under joint development arrangements, for the development of industrial buildings. The Company has options to acquire the developed buildings upon their completion.

Equity in earnings of the Subsidiaries of $648,000 and $266,000 for the three months ended March 31, 1997 and 1996, respectively, represents the Company's 99% economic interest in the earnings of the Subsidiaries after the elimination of interest expense and gains on property sales to the Company (see Note 4 to the consolidated condensed financial statements). Changes in the Subsidiaries' third-party operations between periods are discussed below.

Construction and development fees, net of associated costs, increased $143,000 or 36.4% from $393,000 for the three months ended March 31, 1996, to $536,000 for the three months ended March 31, 1997. This increase was due to higher fees from both general construction contracting jobs and tenant interior work jobs reflecting increased work volumes in 1997 compared to 1996.

Landscape revenue increased $159,000 or 15.4% from $1,033,000 for the three months ended March 31, 1996, to $1,192,000 for the three months ended March 31, 1997, due to an increase in landscape installation revenue of approximately $84,000 resulting from larger landscape installation jobs in progress in the first quarter of 1997 compared to 1996, with the remaining increase due to the growth in the number of landscape maintenance contracts between periods.

Commission income increased $100,000 or 128.2% from $78,000 for the three months ended March 31, 1996, to $178,000 for the three months ended March 31, 1997, due to both higher land sales commissions in the first quarter of 1997 due to the timing of brokered land sales transactions between periods and higher leasing commissions from properties managed for third parties.

Direct costs increased by $153,000 or 18.9% from $808,000 for the three months ended March 31, 1996, to $961,000 for the three months ended March 31, 1997, due to increased costs associated with higher landscape installation volume and higher landscape maintenance volumes, and higher commission costs on brokered land sales and lease transactions in 1997 as discussed above.

Equity in earnings of partnerships and joint ventures increased from a loss of $10,000 for the three months ended March 31, 1996 to income of $279,000 for the three months ended March 31, 1997 due to greater land sales volumes to third-party users in 1997 compared to 1996.

The gain on sale of property in 1997 represents the results of a sale of land to the Operating Partnership for the development of an industrial building. This gain was eliminated in the consolidated condensed financial statements of the Company as reflected in Note 4 to the consolidated condensed financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash provided by operating activities increased from $6,525,000 for the three months ended March 31, 1996, to $9,562,000 for the three months ended March 31, 1997, due primarily to the growth in the Company's operating income resulting from 13 development properties (8 in 1996 and 5 in 1997) and two property expansions stabilized (one each year) and from 51 buildings acquired (46 in 1996 and 5 in 1997).

Net cash used in investing activities increased from $11,598,000 for the three months ended March 31, 1996, to $21,814,000 for the three months ended March 31, 1997, due primarily to higher property development and land acquisition volumes in the first three months of 1997 compared to 1996.

Net cash provided by financing activities increased from $4,398,000 for the three months ended March 31, 1996, to $12,291,000 for the three months ended March 31, 1997. This net increase between periods reflects higher net borrowings to finance the Company's property portfolio growth.

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

In addition to its operating cash flow, the Company has a $175 million unsecured revolving Credit Facility with a syndicated bank group (see Note 3 to the consolidated condensed financial statements), which may be used, among other things, to meet its operational obligations and annual REIT dividend requirements. The Company currently intends to finance its development, construction and acquisition activities primarily through borrowings under the Credit Facility. As of March 31, 1997, the Company had available capacity under the Credit Facility of approximately $51.2 million (Note 3).

On May 13, 1997, the Company completed a public offering of 3,200,000 shares of common stock, and received net proceeds of approximately $95.1 million. The net proceeds were applied to outstanding Credit Facility borrowings, increasing the Company's available capacity under the Credit Facility, as stated above, by $95.1 million. The Company intends to utilize approximately $31.2 million of the additional borrowing capacity to prepay, without penalty, three mortgage notes scheduled to mature in 1998.

The Company believes it has adequate liquidity, borrowing capacity and sources of capital, including available capacity under its existing Credit Facility and remaining capacity of approximately $205 million under an equity shelf registration, to meet its current operational requirements, to fund annual principal requirements under existing mortgage notes payable, and to fund its current development and acquisition activity. It is management's expectation that the Company will continue to have access to the additional capital resources necessary to further expand and develop its business and to refinance mortgage notes payable as they mature. These resources include long-term mortgage debt, expansion of the available borrowing capacity under the Credit Facility and other forms of debt and equity financing, in both public and private markets. Future development and acquisition activities will be undertaken by the Company only as suitable opportunities arise. Such activities are not expected to be undertaken unless adequate sources of financing are available and a satisfactory budget with an appropriate return on investment has been internally approved. The Company maintains staffing levels sufficient to meet its existing construction and leasing activities and capitalizes a portion of the costs relating to these activities to development projects and leasing transactions, respectively. If market conditions warrant, the Company may adjust staffing levels to avoid a negative impact on the Company's results of operations.

Total consolidated debt amounted to $320.9 million at March 31, 1997, including borrowings under the Credit Facility of $120.1 million and mortgage notes payable of $200.8 million. Of the $200.8 million of mortgage indebtedness, $195.0 million is fixed rate and $5.8 million is variable rate. The weighted average interest rate on the Company's fixed rate mortgage debt was 7.99% and on its variable rate mortgage debt was 3.87% at March 31, 1997. The weighted average interest rate under the Credit Facility at March 31, 1997, (excluding the effect of the interest rate swap agreements described below) was 6.98%.
The Company has in place interest rate swap agreements to fix the Company's interest costs on $50.0 million of the Company's Credit Facility borrowings.
The weighted average interest rate under the fixed swap arrangements is approximately 8.0%. If interest rates under the Credit Facility, in excess of the $50.0 million discussed herein, and under the Company's variable rate mortgage debt fluctuated by 1%, interest costs to the Company, before capitalization of interest, if any, based on outstanding borrowings at March 31, 1997, would increase or decrease by approximately $800,000 on an annualized basis.

As discussed above, the Company substantially reduced its variable rate Credit Facility borrowings from the proceeds of a public equity offering on May 13, 1997. Based on the outstanding balance of mortgage notes payable at March 31, 1997, the weighted average interest rate on the mortgage notes with a final maturity in each of the next five years were 7.92% in 1998, 7.30% in 1999, 8.54% in 2000 and 6.96% in 2001. None of the mortgage notes mature in 1997.

At March 31, 1997, the Company's mortgage debt on its consolidated properties of $200.8 million plus its pro rata share of mortgage debt of its unconsolidated subsidiaries of $1.4 million, totaled $202.2 million. Including Credit Facility borrowings of $120.1 million for the Company and $3.7 million for the Subsidiaries, the total debt obligations of the Company and the Subsidiaries were $326.0 million or 33% of total market capitalization (assuming the exchange of all Units for shares of common stock). At March 31, 1997 (based on the closing price of the common stock of $34.375 on March 31, 1997, the last trading day of the quarter, and assuming the exchange of all Units for shares of common stock), there would be 19,155,453 shares of common stock outstanding with a total market value of $658.5 million. As discussed above, the Company substantially reduced its Credit Facility borrowings from the net proceeds of approximately $95.1 million of an equity offering completed on May 13, 1997. Adjusted for the application of the proceeds of the equity offering, the total debt obligations of the Company and its unconsolidated subsidiaries would have been $230.9 million, or 23% of total market capitalization (assuming the issuance of the 3,200,000 shares in the offering and the exchange of all Units for shares of common stock), at March 31, 1997.

CURRENT DEVELOPMENT ACTIVITY

The Company's current development activity as of May 1, 1997, is summarized below. All of the properties are located in metropolitan Atlanta, Georgia, unless otherwise indicated.

---------------------------------------------------------------------------------------------
                                                                    ESTIMATED    ESTIMATED
                                           SQUARE      ESTIMATED    COMPLETION  STABILIZATION
                                          FEET/(1)/    COST/(2)/    DATE/(3)/     DATE/(4)/
---------------------------------------------------------------------------------------------
MULTI-TENANT
5195 Southridge Pkwy.                        60,000   $  2,758,000     3Q95/(5)/     3Q97/(6)/
5149 Southridge Pkwy. (expansion)            46,800      2,497,000     1Q96/(5)/     3Q97/(6)/
5025 Derrick Jones Rd.                       89,600      4,458,000     2Q96/(5)/     2Q97
3240 Town Point Dr.                         140,400      5,585,000     3Q96/(5)/     3Q97
1335 Northmeadow Pkwy.                       89,150      6,950,000     4Q96/(5)/     4Q97
250 Hembree Park Dr.                         94,500      4,942,000     4Q96/(5)/     4Q97
120 Declaration Dr.                         301,200      7,841,000     1Q97/(5)/     4Q97
3805 Crestwood Pkwy.                        105,295     10,646,000     1Q97/(5)/     1Q98
3280 Summit Ridge Pkwy.                     173,360      4,999,000     1Q97/(5)/     1Q98
1629 Prime Ct. (Orlando, FL)                 43,200      2,416,000     1Q97/(5)/     1Q98
1750 Beaver Ruin Rd.                         67,600      4,860,000     2Q97          1Q98
2490 Principal Row (Orlando, FL)            101,800      3,491,000     2Q97          2Q98
11390 Old Roswell Rd.                        47,600      3,527,000     2Q97          2Q98
736 Melrose Ave. (Nashville, TN)            103,400      5,454,000     3Q97          3Q98
250 Horizon Dr.                             267,619      7,661,000     3Q97          3Q98
2755 Eastside Pkwy.                          80,000      3,500,000     4Q97          4Q98
Celebration Blvd. (Orlando, FL)              58,702      4,879,000     4Q97          4Q98
3300 Briley Park Blvd. (Nashville, TN)      194,750      6,374,000     4Q97          4Q98
2550 Northwinds Pkwy.                       149,797     16,169,000     1Q98          1Q99
Crestwood Pkwy.                             105,295     11,109,000     1Q98          1Q99
1700 Perimeter Park Dr. (Raleigh, NC)        81,000      7,947,000     1Q98          1Q99
Perimeter Park Dr. (Raleigh, NC)            146,250      9,166,000     1Q98          1Q99
---------------------------------------------------------------------------------------------
                                          2,547,318   $137,229,000
---------------------------------------------------------------------------------------------
BUILD-TO-SUIT
2555 Northwinds Pkwy.                        64,981      8,561,000     2Q97          2Q97
5755 Peachtree Industrial Blvd.              50,000      4,615,000     3Q97          3Q97
5765 Peachtree Industrial Blvd.              60,000      3,913,000     3Q97          3Q97
5775 Peachtree Industrial Blvd.              60,000      3,194,000     3Q97          3Q97
2435 Principal Row (Orlando, FL)            126,818      4,464,000     3Q97          3Q98
2850 Eastside Pkwy.                          86,000      2,938,000     4Q97          4Q98
---------------------------------------------------------------------------------------------
                                            447,799     27,685,000
---------------------------------------------------------------------------------------------
                                          2,995,117   $164,914,000
---------------------------------------------------------------------------------------------

(1)  Actual leasable square feet may vary upon completion.
(2) Estimated cost information includes the Company's estimated future capitalized costs through the development stabilization date (defined as the earlier of 95% occupancy or one year from shell completion), including costs incurred to acquire certain properties after completion. There can be no assurance that the actual capitalized cost of a building will not exceed the estimated capitalized costs.
(3) For multi-tenant buildings, represents building shell completion. There can be no assurance that a property will be completed by the estimated completion date.
(4) Represents the Company's current estimate of the date the property will reach stabilization for financial reporting purposes. Properties are considered stabilized for financial reporting purposes upon the earlier of substantial lease-up or one year from building shell completion. There can be no assurance that the property will reach stabilization for financial reporting purposes by the estimated stabilization date.
(5)  Shell completed; interior tenant finish to be completed.
(6) The Company is the developer of and has an option to acquire these properties from affiliated joint ventures upon stabilization, as defined in the joint venture agreement. The date above reflects the estimated stabilization and resulting acquisition date by the Company.

CURRENT ACQUISITION ACTIVITY
In conjunction with the NWI and Lichtin acquisition transactions (see Note 7 to the consolidated condensed financial statements), the Company has agreed, subject to certain closing conditions, including updating its due diligence procedures, to the future acquisition of approximately 164 net usable acres of undeveloped land, eight completed buildings and eight buildings under development from NWI and Lichtin. The estimated aggregate acquisition consideration is estimated to total approximately $100.3 million, subject to adjustment for the actual operating results of certain properties to be acquired as more fully discussed in the acquisition agreements. It is expected that these future acquisitions will be consummated primarily through a combination of the issuance of Operating Partnership Units and the assumption of indebtedness, some of which, in amounts up to approximately $44.0 million, will be repaid through borrowings under the Credit Facility.

Additionally, the Company has entered into an agreement to acquire 17 industrial buildings in Atlanta, Georgia for approximately $29.6 million, payable in cash. The acquisition is currently estimated to occur in June 1997, subject to the completion of remaining due diligence and certain other closing conditions.

The information provided above relating to the Company's current development and acquisition activities includes forward-looking data based on current construction schedules, the status of lease negotiations with potential tenants, the satisfactory completion of due diligence procedures and other relevant factors currently available to the Company. There can be no assurance that any of these factors will not change or that any change will not affect the accuracy of such forward-looking information.

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

The Company's calculation of FFO follows the guidelines issued by NAREIT, including the recognition of rental income on the "straight-line" basis consistent with its treatment in the Company's statement of operations under GAAP. The "straight-line" rental adjustment increased rental revenues by $150,000 and $71,000 for the three months ended March 31, 1997 and 1996, respectively.

FFO presented herein under NAREIT guidelines is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition.

For the three months ended March 31, 1997, FFO increased by $2,368,000 or 43.0% to $7,876,000 as compared to FFO of $5,508,000 for the three months ended March 31, 1996. FFO calculated under the current guidelines for the three months ended March 31, 1997 and 1996, respectively, are detailed below (in thousands):

---------------------------------------------------------------------------
                                             THREE MONTHS     THREE MONTHS
                                                 ENDED            ENDED
                                            MARCH 31, 1997   MARCH 31, 1996
---------------------------------------------------------------------------
Net Income                                     $ 3,826          $ 3,101
Minority interests                               1,232              713
Depreciation & amortization                      5,344            2,951
Real estate depreciation at subsidiaries            10               10
---------------------------------------------------------------------------
Funds from operations (Operating
 Partnership Units fully converted)             10,412            6,775
Ownership of Operating Partnership/(1)/          75.64%           81.30%
---------------------------------------------------------------------------
FUNDS FROM OPERATIONS ATTRIBUTABLE TO
 THE COMPANY'S SHAREHOLDERS                    $ 7,876          $ 5,508
---------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING             14,073           11,156
---------------------------------------------------------------------------

(1) Represents the Company's weighted average ownership of the Operating Partnership for the period.


SUPPLEMENTAL INFORMATION ON CAPITAL EXPENDITURES AND LEASING COSTS
The following table details the Company's capital expenditures and leasing costs for the three months ended March 31, 1997 (in thousands):

------------------------------------------------------------------
 Development and land activity/(1)/                  $20,591
 Building acquistions                                 17,698
 Non-revenue-producing building improvements              96
 Tenant improvement and leasing costs on
   second-generation leases/(2)/                         933
------------------------------------------------------------------
                                                     $39,318/(3)/
------------------------------------------------------------------

 (1) Includes leasing costs on first-generation space in development properties totaling $1,097,000.
 (2)  Includes leasing costs on second-generation space totaling $557,000.
 (3) Reflects aggregate capital expenditures and leasing costs including the assumption of indebtedness of $4,360,000, the issuance of $14,334,000 of Units and other changes in construction and acquisition related payables, net of receivables, of $595,000.

The following table summarizes by period the Company's capitalized tenant improvement and leasing costs incurred in the renewal or re-leasing of previously occupied space for the three months ended March 31, 1997, and the year ended December 31, 1996, respectively. The information detailed below is presented based on the date the tenants occupy the leased space.


CAPITALIZED TENANT IMPROVEMENTS AND LEASING COSTS
------------------------------------------------------------------------------------------
                                                              THREE MONTHS      YEAR
                                                                 ENDED          ENDED
(In thousands, except per square foot information)           MARCH 31, 1997  DEC. 31, 1996
------------------------------------------------------------------------------------------
INDUSTRIAL PROPERTIES
 RE-LEASING
  Square feet re-leased                                            198             678
  Capitalized tenant improvements and leasing commissions        $ 412          $1,395
  Capitalized tenant improvements and leasing commissions
   per square foot                                               $2.08          $ 2.06
 RENEWAL
  Square feet renewed                                              455           1,027
  Capitalized tenant improvements and leasing commissions        $ 373          $1,055
  Capitalized tenant improvements and leasing commissions
   per square foot                                               $0.82          $ 1.03
 TOTAL
  Square feet                                                      653           1,705
  Capitalized tenant improvements and leasing commissions        $ 785          $2,450
  Capitalized tenant improvements and leasing commissions
   per square foot                                               $1.20          $ 1.44
------------------------------------------------------------------------------------------
SUBURBAN OFFICE PROPERTIES
 RE-LEASING
  Square feet re-leased                                             35              16
  Capitalized tenant improvements and leasing commissions        $ 137          $   45
  Capitalized tenant improvements and leasing commissions
   per square foot                                               $3.91          $ 2.80
 RENEWAL
  Square feet renewed                                               38             106
  Capitalized tenant improvements and leasing commissions        $  20          $  290
  Capitalized tenant improvements and leasing commissions
   per square foot                                               $0.54          $ 2.74
 TOTAL
  Square feet                                                       73             122
  Capitalized tenant improvements and leasing commissions        $ 157          $  335
  Capitalized tenant improvements and leasing commissions
   per square foot                                               $2.17          $ 2.75
------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF TENANT AND LEASE EXPIRATION INFORMATION

TENANTS
As of March 31, 1997, the Company's properties were leased to 599 tenants including local, regional, national and international companies. The Company's 30 largest tenants (measured by annualized base rent for leases in place in stabilized properties and in properties under development or in lease-up where tenants were paying rent at March 31, 1997) occupy a total of approximately 4.4 million square feet and represent 29.7% of the annualized base rent as shown in the table below.


30 LARGEST TENANTS MEASURED BY ANNUALIZED BASE RENT
--------------------------------------------------------------------------------------------------------------
                                                                                     % OF TOTAL
                                           SQUARE       NUMBER      ANNUALIZED       ANNUALIZED
RANK  TENANT                                FEET       OF LEASES   BASE RENT/(1)/   BASE RENT/(1)/    STATE
--------------------------------------------------------------------------------------------------------------
 1  Scientific Atlanta/(2)/                600,413         11      $ 2,668,779          3.5%          GA
 2  GTE Mobilnet Service Corporation       126,124          3        1,320,976          1.7%          GA,NC
 3  Radian International LLC                90,159          2        1,170,275          1.5%          NC
 4  Honeywell, Inc.                         70,016          3          947,995          1.2%          GA
 5  Fisher Scientific Company              223,219          1          875,019          1.1%          GA
 6  The Athlete's Foot Group, Inc.         162,651          1          871,024          1.1%          GA
 7  AT&T Corp.                              67,551          5          747,646          1.0%          GA,NC,TN
 8  National Data Corporation               46,848          3          730,099          1.0%          GA
 9  Best Buy Stores, L.P.                  222,643          1          703,552          0.9%          GA
10  Intelligent Systems Corporation        137,100          1          685,500          0.9%          GA
11  Sally Foster, Inc.                     197,200          2          673,237          0.9%          GA
12  Yokohama Tire Corporation              252,092          1          665,383          0.9%          GA
13  PPD Pharmaco, Inc.                      64,916          4          660,443          0.9%          NC
14  Auto-Lok, Inc.                         222,900          2          658,879          0.9%          GA
15  Ahlstrom Recovery, Inc.                 62,893          2          649,493          0.9%          GA
16  Vanstar Corporation                     86,880          4          642,438          0.8%          GA
17  Siemens Energy & Automation, Inc.      240,000          3          637,200          0.8%          GA
18  360 Degree Communications               42,557          6          631,522          0.8%          NC
19  The Bombay Company, Inc.               253,890          2          631,344          0.8%          GA
20  United Parcel Service, Inc.            128,275          3          594,201          0.8%          GA,FL,TN
21  Liberty Mutual Insurance Company        41,900          1          581,572          0.8%          GA
22  Southern Multimedia
    Communications, Inc.                   117,647          3          581,172          0.8%          GA
23  Tekelec, Inc.                           68,236          2          579,324          0.8%          NC
24  Intersolv, Inc.                         39,280          1          571,701          0.7%          NC
25  Deutz Corporation                      137,061          1          561,950          0.7%          GA
26  Reckitt & Colman, Inc.                 256,000          1          547,840          0.7%          GA
27  BOC Health Care, Inc.                  102,128          1          530,040          0.7%          GA
28  Metrahealth Insurance Company           32,991          1          527,856          0.7%          GA
29  Innotrac Corporation                   116,481          2          525,705          0.7%          GA
30  Komatsu America Corporation            176,820          1          518,022          0.7%          GA
--------------------------------------------------------------------------------------------------------------
                                         4,386,871         74      $22,690,187         29.7%
--------------------------------------------------------------------------------------------------------------

(1) Annualized cash base rent net of rental concessions, if any, based on leases in place for stabilized properties and in properties under development or in lease-up where tenants were paying rent as of March 31, 1997.
(2) Scientific Atlanta announced plans during the second quarter of 1996 to relocate over a period of several years certain facilities to a new, owned corporate campus. Based on scheduled lease termination dates and assuming the spaces were not re-leased, there would be less than a $0.01 per share impact on the Company's funds from operations and net income in 1997.

LEASE EXPIRATIONS
The following tables show scheduled lease expirations for the Company's total property portfolio, for its industrial property portfolio and for its office portfolio, respectively, based on leases under which tenants were paying rent in both stabilized and pre-stabilized properties as of March 31, 1997, assuming no exercise of renewal options or termination rights, if any:

--------------------------------------------------------------------------------------------
                                   SQUARE                      ANNUALIZED       % OF TOTAL
                   YEAR OF          FEET        % OF TOTAL   BASE RENT/(1)/     ANNUALIZED
                  EXPIRATION   (IN THOUSANDS)  SQUARE FEET   (IN THOUSANDS)   BASE RENT/(1)/
--------------------------------------------------------------------------------------------
TOTAL PORTFOLIO
                    1997           1,803           12.9%         $10,121           12.6%
                    1998           2,186           15.7%          11,421           14.2%
                    1999           1,684           12.1%          10,613           13.2%
                    2000           2,303           16.6%          13,889           17.3%
                    2001           1,249            9.0%           6,816            8.5%
                    2002             946            6.8%           6,856            8.5%
                    2003             559            4.0%           4,963            6.2%
                    2004           1,266            9.1%           5,825            7.3%
                    2005             523            3.8%           2,606            3.2%
                    2006             603            4.3%           3,011            3.8%
                    2007             232            1.7%           1,327            1.7%
                    2008             223            1.6%             783            1.0%
                    2011             294            2.1%           1,704            2.1%
                    2012              44            0.3%             294            0.4%
--------------------------------------------------------------------------------------------
                                  13,915/(2)/     100.0%         $80,229          100.0%
--------------------------------------------------------------------------------------------
INDUSTRIAL PROPERTIES
                    1997           1,717           13.3%         $ 9,004           13.8%
                    1998           2,064           16.0%           9,643           14.7%
                    1999           1,605           12.5%           9,501           14.5%
                    2000           2,090           16.3%          11,088           17.0%
                    2001           1,168            9.1%           5,780            8.8%
                    2002             783            6.1%           4,429            6.8%
                    2003             395            3.1%           2,511            3.9%
                    2004           1,179            9.2%           4,523            6.9%
                    2005             493            3.8%           2,167            3.3%
                    2006             582            4.5%           2,642            4.0%
                    2007             232            1.8%           1,327            2.0%
                    2008             223            1.7%             783            1.2%
                    2011             294            2.3%           1,704            2.6%
                    2012              44            0.3%             294            0.5%
--------------------------------------------------------------------------------------------
                                  12,869          100.0%         $65,396          100.0%
--------------------------------------------------------------------------------------------

                                            (Table continued on following page)

---------------------------------------------------------------------------------------------
                                    SQUARE                      ANNUALIZED       % OF TOTAL
                      YEAR OF        FEET       % OF TOTAL    BASE RENT/(1)/     ANNUALIZED
                    EXPIRATION  (IN THOUSANDS)  SQUARE FEET   (IN THOUSANDS)   BASE RENT/(1)/
---------------------------------------------------------------------------------------------
 SURBURBAN
 OFFICE PROPERTIES
                       1997            84           8.4%         $ 1,087              7.6%
                       1998           121          12.2%           1,778             12.4%
                       1999            78           7.8%           1,090              7.5%
                       2000           177          17.8%           2,518             17.5%
                       2001            81           8.1%           1,036              7.2%
                       2002           163          16.4%           2,427             16.8%
                       2003           164          16.4%           2,453             17.1%
                       2004            86           8.6%           1,301              9.0%
                       2005            26           2.6%             382              2.7%
                       2006            17           1.7%             309              2.2%
---------------------------------------------------------------------------------------------
                                      997         100.0%         $14,381            100.0%
---------------------------------------------------------------------------------------------

 (1) Annualized base rent represents the annualized monthly base rental at the time of lease expiration.
 (2) The total square footage as of March 31, 1997, is comprised of approximately 13,591,000 square feet of leases in stabilized properties, and approximately 324,000 square feet of leases in properties under development or in lease-up where tenants are paying rent as of March 31, 1997.

RECENT ACCOUNTING PRONOUNCEMENTS
In February 1997, Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share" was issued prescribing a new method for computing earnings per share. When implemented, SFAS 128 will supercede Accounting Principles Board Opinion ("APB") No. 15, "Earnings per Share," the current accounting literature utilized in computing earnings per share under generally accepted accounting principles. Under SFAS 128, the Company will be required to present both basic and diluted earnings per share in its interim and annual financial statements for periods beginning with its financial statements for the quarter and year ended December 31, 1997. For the three months ended March 31, 1997 and 1996, basic and diluted earnings per share calculated under the provisions of SFAS 128 would be the same as primary and fully diluted earnings per share calculated under current accounting standards (see Notes 2 and 6 to the consolidated condensed financial statements).

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

PART II -- OTHER INFORMATION
ITEM 2 -- CHANGE IN SECURITIES

               On March 31, 1997, the Company caused the Operating Partnership to issue a total of 501,488 Units in the Operating Partnership, in full consideration for the acquisition of real estate properties from NWI. The aggregate value of the properties acquired by the Company in exchange for such Units was approximately $12.5 million. Units are convertible by their holders into shares of common stock on a one-for-one basis, or into cash, at the Company's option. The Units were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act in reliance, in part, upon the representations and warranties set forth in the NWI acquisition agreements. These Units are subject to a registration rights and lock-up agreement which restricts the disposition of the Units for a period of one year from the date of issuance with respect to all Units and further restricts the disposition of Units beneficially owned by the Company's principal executive officers in Nashville, Tennessee (approximately 43% of the total Units issued) until November 1, 1999.

     On January 31, 1997, the Company caused the Operating Partnership to issue 71,158 Units in partial consideration for the acquisition of real estate properties from Lichtin. The aggregate value of the properties acquired by the Company in exchange for such Units was approximately $1.8 million. Units are convertible by their holders into shares of common stock on a one-for-one basis, or into cash, at the Company's option. The Units and shares of common stock were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act in reliance, in part, upon the representations and warranties set forth in the Lichtin acquisition agreements. The shares of common stock and Units are subject to a registration rights and lock-up agreement which restricts the disposition of the Units until December 31, 1999.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits

       11.1 - Computation of earnings per share.

       27   - Financial data schedule.

     (b)  Reports on Form 8-K

       Form 8-K dated December 31, 1996, and filed on January 15, 1997, amended by Form 8-K/A dated December 31, 1996, and filed on March 14, 1997, reporting the acquisition of certain properties and the operating businesses of Lichtin Properties, Inc. on December 31, 1996.

       Form 8-K dated March 25, 1997, and filed on March 26, 1997, reporting unaudited interim financial statements and pro forma financial information relating to the Company's acquisition of certain properties and the operating businesses of NWI Warehouse Group.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WEEKS CORPORATION
                                       ---------------------------------------
                                       (Registrant)



May 14, 1997                           /s/ A. R. Weeks, Jr.
                                       ---------------------------------------
                                       A. R. Weeks, Jr.
                                       Chairman of the Board and
                                       Chief Executive Officer



May 14, 1997                           /s/ David P. Stockert
                                       ----------------------------------------
                                       David P. Stockert
                                       Senior Vice President and
                                       Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.  Description                                               Page No.
-------------------------------------------------------------------------------
   11.1      Computation of earnings per share of common stock            30

   27        Financial Data Schedule
                                       29