Form 10-Q
period 1997-06-30
WEEKS CORP
filed 1997-08-14
CIK 925558

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date (17,683,626 shares of common stock outstanding as of August 8, 1997)

INDEX                                                                                        PAGE
==================================================================================================
PART I.   FINANCIAL INFORMATION
--------------------------------------------------------------------------------------------------

          ITEM 1.  FINANCIAL STATEMENTS
                   Consolidated Condensed Balance Sheets
                   at June 30, 1997 and December 31, 1996...................................     3

                   Consolidated Condensed Statements of Operations
                   for the three and six months ended June 30, 1997 and 1996................     4

                   Consolidated Condensed Statements of Cash Flows
                   for the six months ended June 30, 1997 and 1996..........................     5

                   Notes to Consolidated Condensed Financial
                   Statements...............................................................     6

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................    15

PART II.           OTHER INFORMATION
--------------------------------------------------------------------------------------------------

          ITEM 2.  CHANGES IN SECURITIES....................................................    32

       ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................    32
       ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.........................................    33

SIGNATURES..................................................................................    34
--------------------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                               WEEKS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------
                                                                                  June 30,   December 31,
(Unaudited; in thousands, except per share amounts)                                 1997         1996
=========================================================================================================
ASSETS
Real estate assets
  Land                                                                            $ 88,644       $ 77,233
  Buildings and improvements                                                       516,266        450,002
  Accumulated depreciation                                                         (51,031)       (41,469)
---------------------------------------------------------------------------------------------------------
     Operating real estate assets                                                  553,879        485,766
---------------------------------------------------------------------------------------------------------
  Developments in progress                                                          73,236         56,571
  Land held for future development                                                   9,763          9,035
---------------------------------------------------------------------------------------------------------
     Net real estate assets                                                        636,878        551,372
---------------------------------------------------------------------------------------------------------
Real estate loans                                                                   16,112          9,455
Cash and cash equivalents                                                              124            260
Direct financing lease, net                                                          5,075          5,136
Receivables                                                                          7,427          5,858
Deferred costs, net                                                                 11,324         10,286
Investments in and notes receivable
  from unconsolidated entities                                                       8,909          7,760
Other assets                                                                         2,346          1,722
---------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                 $688,195       $591,849
---------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable                                                            $169,056       $197,575
Credit facility borrowings                                                         101,790         99,400
Accounts payable and accrued expenses                                               13,910          9,970
Other liabilities                                                                    3,873          2,963
---------------------------------------------------------------------------------------------------------
     Total liabilities                                                             288,629        309,908
---------------------------------------------------------------------------------------------------------
Minority interests in Operating Partnership                                         88,863         68,230
---------------------------------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity
  Common Stock, $0.01 par value; 100,000,000 shares authorized;
     17,682,788 and 14,048,593 shares issued and outstanding
     at June 30, 1997 and December 31, 1996, respectively                              177            140
  Preferred Stock, $0.01 par value; 20,000,000 shares
     authorized; none issued                                                            --             --
  Additional paid-in capital                                                       375,638        267,634
  Deferred compensation                                                             (1,005)            --
  Accumulated deficit                                                              (64,107)       (54,063)
---------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                    310,703        213,711
---------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $688,195       $591,849
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed balance sheets.

                               WEEKS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                      Three Months    Three Months     Six Months      Six Months
                                                                         Ended           Ended           Ended           Ended
(Unaudited; in thousands, except per share amounts)                  June 30, 1997   June 30, 1996   June 30, 1997   June 30, 1996
===================================================================================================================================
REVENUE
  Rental income                                                            $18,879         $11,163         $36,279         $21,943
  Tenant reimbursements                                                      2,259             959           4,416           2,007
  Direct financing lease                                                       188             192             376             384
  Other                                                                        113              65             267             174
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            21,439          12,379          41,338          24,508
-----------------------------------------------------------------------------------------------------------------------------------
EXPENSES
  Property operating and maintenance                                         2,399           1,393           4,622           2,687
  Real estate taxes                                                          1,768           1,085           3,467           2,153
  Depreciation and amortization                                              5,700           3,049          11,044           6,000
  Interest                                                                   4,488           2,520           9,554           4,955
  Amortization of deferred financing costs                                     226             221             452             421
  General and administrative                                                 1,250             698           2,419           1,414
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            15,831           8,966          31,558          17,630
-----------------------------------------------------------------------------------------------------------------------------------
Income before equity in earnings of unconsolidated
  subsidiaries, interest income and gain on sale
  of real estate asset                                                       5,608           3,413           9,780           6,878
  Equity in earnings of unconsolidated
     subsidiaries                                                              576             277           1,224             543
  Interest income                                                              305             115             543             198
  Gain on sale of real estate asset                                            209              --             209              --
-----------------------------------------------------------------------------------------------------------------------------------
Income before minority interests                                             6,698           3,805          11,756           7,619
  Minority interests                                                        (1,618)           (713)         (2,850)         (1,426)
===================================================================================================================================
NET INCOME                                                                 $ 5,080         $ 3,092         $ 8,906         $ 6,193
===================================================================================================================================
NET INCOME PER SHARE                                                         $0.32           $0.28           $0.59           $0.56
-----------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                                         15,906          11,156          14,994          11,156
===================================================================================================================================

The accompanying notes are an integral part of these condensed financial statements.

                               WEEKS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------
                                                                                          Six Months      Six Months
                                                                                            Ended           Ended
(Unaudited; in thousands)                                                               June 30, 1997   June 30, 1996
=====================================================================================================================
OPERATING ACTIVITIES
Net income                                                                                   $  8,906        $  6,193
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Minority interests                                                                            2,850           1,426
  Depreciation and amortization                                                                11,044           6,000
  Amortization of deferred financing costs                                                        452             421
  Amortization of deferred compensation                                                           145              --
  Income from direct financing lease                                                             (376)           (384)
  Straight-line rent revenue                                                                     (324)           (191)
  Equity in earnings of unconsolidated subsidiaries                                            (1,224)           (543)
  Gain on sale of real estate asset                                                              (209)             --
Net change in:
  Receivables and other assets                                                                 (2,010)           (892)
  Deferred costs                                                                               (2,414)         (1,018)
  Accounts payable and accrued expenses                                                         5,666           2,042
  Other liabilities                                                                               910              78
----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      23,416          13,132
----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property acquisition, development and construction                                            (80,647)        (31,317)
Real estate loans                                                                              (6,657)         (3,124)
Proceeds from sale of real estate asset                                                         2,484              --
Payments received on direct financing lease                                                       437             425
----------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                         (84,383)        (34,016)
----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from equity offering, stock option exercises
  and dividend reinvestment plan                                                              106,891               4
Line of credit proceeds, net                                                                    2,390          31,402
Payments of construction and mortgage notes payable                                           (32,879)           (237)
Deferred financing costs                                                                          (70)           (181)
Dividends to shareholders                                                                     (12,105)         (8,924)
Distributions to minority interests                                                            (3,396)         (2,055)
----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      60,831          20,009
----------------------------------------------------------------------------------------------------------------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                            (136)           (875)
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    260             982
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $    124        $    107
=====================================================================================================================

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

As of June 30, 1997, the Company had outstanding 17,682,788 shares of common stock and owned the same number of units of partnership interest in the Operating Partnership ("Units"), and the Company's ownership interest in the Operating Partnership was 77.8%. Units held by persons other than the Company totaled 5,057,836 as of June 30, 1997, and represented a 22.2% minority interest in the Operating Partnership. Units representing the 22.2% minority interest in the Operating Partnership are convertible by their holders into shares of common stock on a one-for-one basis, or into cash, at the Company's option. The Company's weighted average ownership interest in the Operating Partnership was 75.9% and 81.3% for the three months ended June 30, 1997 and 1996, respectively, and 75.8% and 81.3% for the six months ended June 30, 1997 and 1996, respectively.

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

As of June 30, 1997, the Company owned 195 industrial properties, 18 suburban office properties and three retail properties comprising 14.8 million square feet. The Company's primary markets and the concentration of the Company's portfolio (based on square footage) are Atlanta, Georgia (74%), Nashville, Tennessee (11%), Raleigh-Durham-Chapel Hill, North Carolina (9%), Orlando, Florida (3%), and Spartanburg, South Carolina (3%). In addition, 32 industrial and suburban office properties and one property expansion were under development or in lease-up and 16 industrial and suburban office properties were under agreement to be acquired as of August 1, 1997, comprising an additional 5.0 million square feet.

2.   BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements include the consolidated condensed financial position of the Company and its subsidiaries at June 30, 1997, and December 31, 1996, and their results of operations and cash flows for the three and six months ended June 30, 1997 and 1996. The operating results of the Subsidiaries are reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated condensed financial statements. Certain prior year amounts have been reclassified to conform to the 1997 presentation.

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

RECENT ACCOUNTING PRONOUNCEMENTS
In February 1997, Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share" was issued prescribing a new method for computing earnings per share. When implemented, SFAS 128 will supercede Accounting Principles Board Opinion ("APB") 15, "Earnings per Share," the current accounting literature utilized in computing earnings per share under generally accepted accounting principles. Under SFAS 128, the Company will be required to present both basic and diluted earnings per share in its interim and annual financial statements for periods beginning with its financial statements for the quarter and year ended December 31, 1997. As defined by SFAS 128, basic earnings per share shall be computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share shall be computed to present the dilutive impact of all instruments or securities which are convertible into shares of the Company's common stock, as more specifically defined in SFAS 128.

The Company will continue to present earnings per share under the provisions of APB 15 for all interim periods of 1997 until the mandated SFAS 128 implementation date in the fourth quarter of 1997. Upon the adoption of SFAS 128, all prior period earnings per share amounts will be restated. The impact of SFAS 128 on the Company's consolidated earnings per share amounts for the three and six months ended June 30, 1997 and 1996 is discussed in Note 6.

In June 1997, SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" was issued prescribing new guidelines for the reporting of segment data. SFAS 131 will apply to all public, for-profit companies and will be effective for calendar year end companies in the year ended December 31, 1998. The Company was not subject to segment reporting under prior accounting standards, but may be required to provide certain segment disclosures under SFAS
131. The Company is evaluating SFAS 131, but has not determined the specific nature and magnitude of the disclosures required by SFAS 131.

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

The Credit Facility provides for advances of up to $175 million, subject to certain covenants, including those governing the Company's maximum unsecured borrowings and total leverage. Maximum available advances currently total $175 million. As of June 30, 1997, Credit Facility borrowings are detailed as follows (in thousands):

             -------------------------------------------------------
               BORROWER                                     AMOUNT
             =======================================================

               Operating Partnership                    $  101,790

               Weeks Realty Services, Inc.                   3,315

               Weeks Construction Services, Inc.               350

               Weeks Development Partnership                   245
             -------------------------------------------------------
                                                        $  105,700
             =======================================================

Interest under the Credit Facility is payable monthly at bank prime minus 0.25% or at LIBOR plus 1.35% at the election of the co-borrowers. The weighted average interest rate on Credit Facility borrowings, excluding the effect of the interest rate swap agreements described below, was 7.15% at June 30, 1997. Fees on the unused portion of the Credit Facility are 0.20% annually.

Interest paid, net of amounts capitalized, totaled $9,250,000 and $4,787,000 for the three months ended June 30, 1997 and 1996, respectively. Interest costs capitalized totaled $1,283,000 and $513,000 for the three months ended and $2,222,000 and $928,000 for the six months ended June 30, 1997 and 1996, respectively.

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

Mortgage notes payable at June 30, 1997 and December 31, 1996, specifically listed for notes with outstanding balances in excess of $10 million, consist of the following (in thousands):

     ====================================================================================
                                                               JUNE 30,      DECEMBER 31,
                                                                1997            1996
     ====================================================================================
     FIXED RATE
     Mortgage note, interest only at 7.13%,
     due in 1999                                               $ 38,000      $ 38,000
     Three mortgage notes, interest only at 7.75%,
     due in 1998                                                     --        31,170
     Mortgage note, principal and interest at 9.24%,
     due in 2005                                                 15,908        16,028
     Mortgage note, principal and interest at 8.10%,
     due in 2006                                                 12,149        12,278
     Mortgage note, interest only at 7.625%,
     due in 2000                                                 10,300        10,300
     Other mortgage notes (21 at June 30, 1997),
     principal and interest at 6.71% to 9.80%,
     due in 1998 to 2006                                         86,879        83,956
     VARIABLE RATE
     Industrial revenue bonds, interest at 4.20% to 6.65%
     at June 30, 1997, due in 2004 and 2010                       5,820         5,843
     ------------------------------------------------------------------------------------
                                                               $169,056      $197,575
     ------------------------------------------------------------------------------------

At June 30, 1997, fixed rate mortgage notes payable included 25 notes with a weighted average interest rate of 8.05%. The weighted average term to maturity of fixed rate mortgage notes payable was 5.5 years at June 30, 1997. Fixed rate mortgage indebtedness decreased by $28,519,000 in 1997 due to the prepayment, without penalty, of three mortgage notes totaling $31,170,000, net of the assumption of a $3,750,000, 8.625% mortgage note in conjunction with the Company's acquisitions (Note 7), and net of principal repayments and retirements. Certain Company officers and Unitholders guarantee a portion of fixed rate mortgage notes.

Variable rate industrial revenue bonds include two separate arrangements. One bond issue with an outstanding balance of $5,140,000 accrues interest at rates equivalent to short-term tax-exempt Aa2 rated securities. The second bond issue accrues interest at 78% of the prime lending rate. The weighted average interest rate under these arrangements was 4.49% at June 30, 1997. The bonds are supported by letters of credit totaling $5,345,000.

Exclusive of letters of credit supporting industrial revenue bond financings, letters of credit totaling $1,317,000 at June 30, 1997, were issued to third parties.

Scheduled maturities of mortgage notes payable at June 30, 1997, are summarized as follows (in thousands):

            -------------------------------------------------------
              YEAR                                         AMOUNT
            =======================================================
              Remainder of 1997                          $  1,044
              1998                                          8,155
              1999                                         48,582
              2000                                         21,483
              2001                                         10,849
              2002 and thereafter                          78,943
            -------------------------------------------------------
                                                         $169,056
            =======================================================


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

The following information summarizes the financial position, results of operations and cash flows of the Subsidiaries and Weeks Development on a combined basis (in thousands):

     ---------------------------------------------------------------------------
                                                       JUNE 30,     DECEMBER 31,
     FINANCIAL POSITION                                  1997          1996
     ===========================================================================
     ASSETS
     Real estate assets                                $ 4,943        $ 7,200
     Investments in real estate partnerships
        and joint ventures                               2,860          3,025
     Receivables and other assets                       10,610         13,113
     ---------------------------------------------------------------------------
                                                       $18,413        $23,338
     ===========================================================================
     LIABILITIES AND EQUITY
     Notes payable to the Company                      $10,921        $10,921
     Credit facility borrowings                          3,910          3,595
     Other borrowings                                       --          1,261
     Other liabilities                                   5,584         10,725
     Total equity                                       (2,002)        (3,164)
     ---------------------------------------------------------------------------
                                                       $18,413        $23,338
     ===========================================================================

At June 30, 1997, the Company's investment in and notes receivable from the Subsidiaries totaling $8,909,000 includes notes receivable from the Subsidiaries of $10,921,000 and the Company's investment in the Subsidiaries of ($2,012,000).

     ---------------------------------------------------------------------------------------------------------------------------
                                                    THREE MONTHS          THREE MONTHS          SIX MONTHS          SIX MONTHS
                                                        ENDED                ENDED                 ENDED              ENDED
     RESULTS OF OPERATIONS                          JUNE 30, 1997        JUNE 30, 1996        JUNE 30, 1997        JUNE 30, 1996
     ===========================================================================================================================
     REVENUE
     Construction and development fees                   $    520             $    435             $  1,057             $    828
     Landscape                                              1,719                1,345                2,871                2,378
     Property management fees                                  53                   48                  100                  106
     Commissions                                              284                   --                  462                   78
     Other                                                     86                   73                  186                  142
     ---------------------------------------------------------------------------------------------------------------------------
                                                            2,662                1,901                4,676                3,532
     ---------------------------------------------------------------------------------------------------------------------------
     COSTS AND EXPENSES
     Direct costs                                           1,569                1,111                2,461                1,918
     Interest expense - Company                               328                  329                  655                  657
     Interest expense - other                                  87                   76                  164                  215
     General and administrative                               570                  394                1,039                  761
     Other                                                     84                   58                  282                  101
     ---------------------------------------------------------------------------------------------------------------------------
                                                            2,638                1,968                4,601                3,652
     ---------------------------------------------------------------------------------------------------------------------------
     INCOME (LOSS) BEFORE GAINS ON SALE OF
       PROPERTIES AND EQUITY IN EARNINGS
       OF PARTNERSHIPS AND JOINT VENTURES                      24                  (67)                  75                 (120)
     Gain on sale of properties - third parties               234                   --                  234                   --
     Gain on sale of property - Company                        --                   --                  580                   --
     Equity in earnings of partnerships
       and joint ventures                                      (8)                  15                  271                    5
     ---------------------------------------------------------------------------------------------------------------------------
     NET INCOME (LOSS)                                   $    250             $    (52)            $  1,160             $   (115)
     ===========================================================================================================================
     Net income (loss) attributable
       to Company                                        $    248             $    (52)            $  1,149             $   (114)
     Interest expense - Company                               328                  329                  655                  657
     Gain on sale of property - Company                        --                   --                 (580)                  --
     ---------------------------------------------------------------------------------------------------------------------------
     Equity in earnings of Subsidiaries                  $    576             $    277             $  1,244             $    543
     ===========================================================================================================================
     DISTRIBUTIONS AND INTEREST PAID
       TO COMPANY                                        $     --             $     --             $     --             $     --
     ===========================================================================================================================

     ---------------------------------------------------------------------------------------------------------------------------
                                                                                                SIX MONTHS          SIX MONTHS
                                                                                                    ENDED              ENDED
     CASH FLOWS                                                                                JUNE 30, 1997       JUNE 30, 1996
     ===========================================================================================================================
     OPERATING ACTIVITIES                                                                          $ (3,556)            $  3,974
     INVESTING ACTIVITIES                                                                             1,432               (1,437)
     FINANCING ACTIVITIES                                                                               315               (1,076)
     ---------------------------------------------------------------------------------------------------------------------------

Third-party service revenues detailed above include development and construction fees, landscaping fees and lease commissions from affiliated partnerships and joint ventures totaling $28,000, $98,000 and $246,000, respectively, for the three months ended June 30, 1997, and $95,000, $75,000 and $0, respectively, for the three months ended june 30, 1996. Development and construction fees, landscaping fees and lease commissions from affiliated entities totaled $142,000, $160,000 and $370,000, respectively, for the six months ended June 30, 1997 and $135,000, $128,000 and $72,000, respectively, for the six months ended June 30, 1996.

5.   SHAREHOLDERS' EQUITY

On May 13, 1997, the Company completed a public offering of 3,200,000 shares of common stock and received net proceeds of approximately $95.1 million. In June 1997, the Company sold 384,200 shares of common stock to the underwriters of the offering to cover over-allotments and received additional net proceeds of approximately $11.5 million. The proceeds were used to reduce the Company's outstanding Credit Facility borrowings (Note 3).

The Company declared and paid quarterly dividends relating to the first quarter of 1997 of $6,062,000 or $0.43 per share during the three months ended June 30, 1997. Additionally, the minority Unitholders in the Operating Partnership received cash distributions totaling $1,949,000 or $0.43 per Unit during the three months ended June 30, 1997. In July 1997, the Company declared and paid quarterly dividends and made distributions relating to the second quarter of 1997 of $7,604,000 or $0.43 per share and $2,175,000 or $0.43 per Unit, respectively.

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

6.   EARNINGS PER SHARE

Under APB 15, earnings per share is calculated using the weighted average number of common shares outstanding of 15,906,000 and 11,156,000 for the three months ended, and 14,994,000 and 11,156,000 for the six months ended June 30, 1997 and 1996, respectively. The impact of outstanding stock options was not dilutive, as defined in APB 15, in 1997 or 1996. An assumed conversion of Units into common stock would not affect net income per share. A comparison of earnings per share as calculated under APB 15, to proforma earnings per share, as calculated under the provisions of SFAS 128, is as follows:

     -------------------------------------------------------------------------------------------------------
                                                  THREE MONTHS   THREE MONTHS     SIX MONTHS    SIX MONTHS
                                                       ENDED         ENDED           ENDED          ENDED
                                                  JUNE 30, 1997  JUNE 30, 1996  JUNE 30, 1997  JUNE 30, 1996
     =======================================================================================================
     Primary and fully diluted
       earnings per share (APB 15)                    $0.32          $0.28          $0.59          $0.56
     Basic earnings per share (SFAS 128)              $0.32          $0.28          $0.59          $0.56
     Diluted earnings per share (SFAS 128)            $0.32          $0.28          $0.59          $0.55

7.   ACQUISITIONS

The Company acquired initial property portfolios and the business operations of NWI Wharehouse Group, L.P. ("NWI") in Nashville, Tennessee, and Lichtin Properties, Inc. and affiliates ("Lichtin") in the Raleigh-Durham-Chapel Hill area of North Carolina, on November 1, 1996 and December 31, 1996, respectively, in transactions accounted for under the purchase method. The Company's consolidated condensed results of operations for the three and six months ended June 30, 1997, included the operating results of NWI and Lichtin for the entire period. The unaudited pro forma information below presents the consolidated condensed results of operations as if the initial phases of the NWI and Lichtin acquisitions had occurred as of January 1, 1996. The unaudited pro forma information is not necessarily indicative of the results of operations of the Company had the acquisitions occurred as of January 1, 1996, nor is it necessarily indicative of future results. Additionally, the unaudited pro forma information excludes the impact of the buildings and land acquired or to be acquired from NWI and Lichtin subsequent to the initial acquisition dates detailed above.

                                                             Six Months
                                                                Ended
(Unaudited, in thousands, except per share amount)          June 30, 1996
-------------------------------------------------------------------------
Revenues                                                      $  33,023
Net income                                                        5,070
Earnings per share                                            $    0.44

On May 30, 1997, the Company acquired 17 industrial buildings totaling approximately 546,000 square feet located in the Northwest submarket of Atlanta, Georgia for approximately $29.2 million, including closing costs and acquisition expenses. The acquisition was funded through Credit Facility borrowings. On April 22, 1997, the Company acquired an industrial building totaling approximately 61,000 square feet located in Orlando, Florida for $2.9 million, including closing costs and acquisition expenses. This acquisition was also funded through Credit Facility borrowings.

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

8.   PROPERTY SALE

On April 3, 1997, the Company sold a 96,000 square foot industrial building located in Spartanburg, South Carolina to one of the buildings' tenants for approximately $2.5 million, resulting in a gain of $209,000. For income tax purposes, the Company completed a tax-deferred, like-kind exchange involving the industrial building acquired in Orlando, Florida (see Note 7).

9.   REAL ESTATE LOAN

In the second quarter of 1997, the Company advanced $3.5 million to NWI (see
Note 7) under a $5.7 million demand loan agreement. The loan bears interest at LIBOR plus 2.10% and is secured by real estate properties held by NWI. Interest income earned under the agreement and included in the accompanying statements of operations totaled approximately $37,000 in the three and six months ended June 30, 1997.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated condensed financial statements of the Company and the notes thereto.

GENERAL BACKGROUND
The Company was founded in 1965 and operated as a private real estate company until August 1994, when it completed an initial public offering and elected to be taxed as a REIT. As a self-administered and self-managed REIT, the Company owns, develops, acquires and manages primarily high-quality industrial and suburban office properties in Atlanta, Georgia and the southeast United States. For a further description of the Company, see Note 1 to the consolidated condensed financial statements.

RESULTS OF OPERATIONS
Operating information relating to the Company's properties for the three and six months ended June 30, 1997 and 1996, respectively, is summarized below (in thousands):

--------------------------------------------------------------------------------------------------------------------------
                                         THREE MONTHS    THREE MONTHS                 SIX MONTHS     SIX MONTHS
                                             ENDED           ENDED          %             ENDED         ENDED         %
                                         JUNE 30, 1997  JUNE 30, 1996     CHANGE     JUNE 30, 1997  JUNE 30, 1996   CHANGE
==========================================================================================================================
Rental income                                  $18,879        $11,163       69.1%          $36,279        $21,943     65.3%
Tenant reimbursements                            2,259            959      135.6%            4,416          2,007    120.0%
--------------------------------------------------------------------------------------------------------------------------
Property operating revenues                     21,138         12,122       74.4%           40,695         23,950     69.9%
--------------------------------------------------------------------------------------------------------------------------
Operating and maintenance
  expenses                                       2,399          1,393       72.2%            4,622          2,687     72.0%
Real estate taxes                                1,768          1,085       62.9%            3,467          2,153     61.0%
Depreciation and amortization                    5,700          3,049       86.9%           11,044          6,000     84.1%
--------------------------------------------------------------------------------------------------------------------------
Property operating expenses                      9,867          5,527       78.5%           19,133         10,840     76.5%
--------------------------------------------------------------------------------------------------------------------------
Property operating revenues less
  property operating expenses..                $11,271        $ 6,595       70.9%          $21,562        $13,110     64.5%
==========================================================================================================================

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

For the comparable three and six month periods ended June 30, 1997 and 1996, operating results of the core properties, representing 134 properties totaling approximately 8,861,000 square feet, are summarized below (in thousands):

------------------------------------------------------------------------------------------------------------------------
                                      THREE MONTHS   THREE MONTHS                 SIX MONTHS      SIX MONTHS
                                          ENDED          ENDED          %           ENDED           ENDED          %
                                     JUNE 30, 1997   JUNE 30, 1996    CHANGE     JUNE 30, 1997   JUNE 30, 1996   CHANGE
========================================================================================================================
RENTAL REVENUES                            $10,813         $10,584       2.2%          $21,496         $21,153      1.6%
TENANT REIMBURSEMENTS                        1,063             945      12.5%            2,226           1,982     12.3%
------------------------------------------------------------------------------------------------------------------------
PROPERTY OPERATING REVENUES                 11,876          11,529       3.0%           23,722          23,135      2.5%
------------------------------------------------------------------------------------------------------------------------
OPERATING AND MAINTENANCE
  EXPENSES                                   1,415           1,367       3.5%            2,776           2,654      4.6%
REAL ESTATE TAXES                            1,100           1,051       4.7%            2,211           2,090      5.8%
DEPRECIATION AND AMORTIZATION                3,114           2,965       5.0%            6,122           5,842      4.8%
------------------------------------------------------------------------------------------------------------------------
PROPERTY OPERATING EXPENSES                  5,629           5,383       4.6%           11,109          10,586      4.9%
------------------------------------------------------------------------------------------------------------------------
PROPERTY OPERATING REVENUES LESS
  PROPERTY OPERATING EXPENSES              $ 6,247         $ 6,146       1.6%           12,613          12,549      0.5%
========================================================================================================================
AVERAGE OCCUPANCY                             94.8%           96.1%                       95.4%           96.1%
========================================================================================================================

COMPARISON OF OPERATING RESULTS FOR THREE MONTHS ENDED JUNE 30, 1997, TO THE THREE MONTHS ENDED JUNE 30, 1996

Property operating revenues (rental revenue plus tenant reimbursements) increased $9,016,000 or 74.4% between periods. Of this increase, $7,197,000, $1,472,000 and $347,000 were attributable to acquisition, development and core properties, respectively. The increases relating to acquisition and development properties were due to the acquisition of 69 properties (46 in 1996 and 23 in 1997) totaling approximately 4,328,000 square feet and the stabilization of 14 development properties (8 in 1996 and 6 in 1997) and two property expansions (one each year) totaling approximately 1,693,000 square feet. Property operating expenses increased $4,340,000 or 78.5% between periods due primarily to the growth in the property portfolio resulting from the acquisition and development properties discussed above.

Property operating revenues from core properties increased 3.0% despite the impact of lost property operating revenues of approximately $75,000 from the sale of a 96,000 square foot building in April 1997 (see Note 8 to the consolidated condensed financial statements) and a decrease in overall average occupancy. Adjusted for these factors between periods, property operating revenues from core properties increased approximately 5.0%. This increase was due primarily to rental rate increases between periods. Property operating expenses increased 4.6% due primarily to both increased utility and real estate tax expenses in 1997. Property operating revenues less property operating expenses from core properties increased 3.4%, exclusive of depreciation and amortization expense, and increased approximately 5.0% after adjusting for the building sale discussed herein and the decrease in weighted average occupancy between periods.

Interest expense increased by $1,968,000 or 78.1% from $2,520,000 for the three months ended June 30, 1996, to $4,488,000 for the three months ended June 30, 1997, as a result of increased mortgage interest of $1,676,000 due to mortgage debt assumed in conjunction with certain of the Company's 1996 and 1997 property acquisitions, and increased Credit Facility interest of $292,000. Interest expense of $4,488,000 for the three months ended June 30, 1997, consisted of mortgage interest of $3,768,000 and Credit Facility interest of $720,000.

Amortization of deferred financing costs increased $5,000 or 2.3% from $221,000 for the three months ended June 30, 1996, to $226,000 for the three months ended June 30, 1997, due primarily to the amortization of deferred financing costs associated with increasing the availability under and restructuring the Credit Facility in 1996.

Company general and administrative expenses increased by $552,000 or 79.1% from $698,000 for the three months ended June 30, 1996, to $1,250,000 for the three months ended June 30, 1997, due primarily to increased personnel and related costs associated with the Company's southeast expansion. The majority of the increase relates to the additional general and administrative expenses associated with the Company's Nashville, Tennessee and Raleigh, North Carolina operations, both of which were acquired in the fourth quarter of 1996, and to a lesser extent expenses related to the establishment of an office in Orlando, Florida, which also occurred in the fourth quarter of 1996. As a percentage of total revenue, general and administrative expenses were 5.8% in the second quarter of 1997 and 5.6% in the second quarter of 1996. General and administrative expenses of the Company when combined with the general and administrative expenses of the Subsidiaries increased $728,000 or 66.7% from $1,092,000 in 1996 to $1,820,000 in 1997 for the same reasons discussed above having to do with the Company's southeast expansion. As a percentage of the combined revenues of the Company and the Subsidiaries, the combined general and administrative expenses of the Company and the Subsidiaries were 7.6% in the second quarter of 1996 and 1997.

Interest income increased $190,000 or 165.2% from $115,000 for the three months ended June 30, 1996 to $305,000 for the three months ended June 30, 1997, due primarily to increased real estate loan balances between periods. Real estate loans consist primarily of loans to affiliated entities and other parties for the development of industrial buildings. The Company generally has options to acquire the developed buildings upon their completion.

Equity in earnings of the Subsidiaries of $576,000 and $277,000 for the three months ended June 30, 1997 and 1996, respectively, represents the Company's 99% economic interest in the earnings of the Subsidiaries after the elimination of interest expense and gains on property sales to the Company (see Note 4 to the consolidated condensed financial statements). Changes in the Subsidiaries' third-party operations between periods are discussed below.

Construction and development fees, net of associated costs, increased $85,000 or 19.5% from $435,000 for the three months ended June 30, 1996, to $520,000 for the three months ended June 30, 1997. This increase was due to higher fees from both general construction contracting jobs and tenant interior work jobs reflecting increased tenant work volumes and more profitable general construction contracting jobs in 1997 compared to 1996.

Landscape revenue increased $374,000 or 27.8% from $1,345,000 for the three months ended June 30, 1996, to $1,719,000 for the three months ended June 30, 1997, due primarily to an increase in landscape installation revenue of approximately $293,000 resulting from a higher volume of landscape installation jobs in progress in the second quarter of 1997 compared to 1996.

Commission income increased from $0 for the three months ended June 30, 1996, to $284,000 for the three months ended June 30, 1997, due to both land sales commissions in the second quarter of 1997 and leasing commissions from properties managed for third parties. There were no commissioned transactions in the second quarter of 1996.

Direct costs increased by $458,000 or 41.2% from $1,111,000 for the three months ended June 30, 1996, to $1,569,000 for the three months ended June 30, 1997, due to increased costs associated with higher landscape installation volume and higher landscape maintenance volumes, and higher commission costs on brokered land sales and lease transactions in 1997 as discussed above.

Gains on sales of properties to third parties in 1997 includes a $158,000 gain on a land sale and a $76,000 gain on the sale of an operating property under a build-to-suit for sale arrangement.

Equity in earnings of partnerships and joint ventures decreased from income of $15,000 for the three months ended June 30, 1996 to a loss of $8,000 for the three months ended June 30, 1997 due to lower profits from land sales to third-party users in 1997 compared to 1996.

COMPARISON OF OPERATING RESULTS FOR SIX MONTHS ENDED JUNE 30, 1997, TO THE SIX MONTHS ENDED JUNE 30, 1996

Property operating revenues (rental revenue plus tenant reimbursements) increased $16,745,000 or 69.9% between periods. Of this increase, $13,424,000, $2,734,000 and $587,000 were attributable to acquisition, development and core properties, respectively. The increases relating to acquisition and development properties were due to the acquisition of 69 properties (46 in 1996 and 23 in 1997) totaling approximately 4,328,000 square feet and the stabilization of 14 development properties (8 in 1996 and 6 in 1997) and two property expansions (one each year) totaling approximately 1,693,000 square feet. Property operating expenses increased $8,293,000 or 76.5% between periods due primarily to the growth in the property portfolio resulting from the acquisition and development properties discussed above.

Property operating revenues from core properties increased 2.5% despite the impact of lost property operating revenues of approximately $166,000 resulting from the sale of a 96,000 square foot building in April 1997 (see Note 8 to the consolidated condensed financial statements) and a slight decrease in overall average occupancy. Adjusted for these factors between periods, property operating revenues from core properties increased approximately 3.6%. This increase was due primarily to rental rate increases between periods. Property operating expenses increased 4.9% due primarily to increased utilities, repairs and maintenance and real estate tax expenses in 1997. Property operating revenues less property operating expenses from core properties increased 2.3%, exclusive of depreciation and amortization expense, and increased approximately 3.2% after adjusting for the building sale discussed herein and the decrease in weighted average occupancy between periods.

Interest expense increased by $4,599,000 or 92.8% from $4,955,000 for the six months ended June 30, 1996, to $9,554,000 for the six months ended June 30, 1997, as a result of increased mortgage interest of $3,522,000 due to mortgage debt assumed in conjunction with certain of the Company's 1996 and 1997 property acquisitions, and increased Credit Facility interest of $1,077,000 in the first half of 1997. Interest expense of $9,554,000 in the first half of 1997 consisted of mortgage interest of $7,707,000 and Credit Facility interest of $1,847,000.

Amortization of deferred financing costs increased $31,000 or 7.4% from $421,000 for the six months ended June 30, 1996, to $452,000 for the six months ended June 30, 1997, due primarily to the amortization of deferred financing costs associated with increasing the availability under and restructuring the Credit Facility in 1996.

Company general and administrative expenses increased by $1,005,000 or 71.1% from $1,414,000 for the six months ended June 30, 1996, to $2,419,000 for the six months ended June 30, 1997, due primarily to increased personnel and related costs associated with the Company's southeast expansion. The majority of the increase relates to the additional general and administrative expenses associated with the Company's Nashville, Tennessee and Raleigh, North Carolina operations, both of which were acquired in the fourth quarter of 1996, and to a lesser extent expenses related to the establishment of an office in Orlando, Florida, which also occurred in the fourth quarter of 1996. As a percentage of total revenue, general and administrative expenses increased from 5.8% in the first half of 1996 to 5.9% in the first half of 1997. General and administrative expenses of the Company when combined with the general and administrative expenses of the Subsidiaries increased $1,283,000 or 59.0% from $2,175,000 in 1996 to $3,458,000 in 1997 for the same reasons discussed above having to do with the Company's southeast expansion. As a percentage of the combined revenues of the Company and the Subsidiaries, the combined general and administrative expenses of the Company and the Subsidiaires decreased from 7.8% in the first half of 1996 to 7.5% in the first half of 1997.

Interest income increased $345,000 or 174.2% from $198,000 for the six months ended June 30, 1996 to $543,000 for the six months ended June 30, 1997, due primarily to increased real estate loan balances between periods. Real estate loans consist primarily of loans to affiliated entities and other parties for the development of industrial buildings. The Company generally has options to acquire the developed buildings upon their completion.

Equity in earnings of the Subsidiaries of $1,224,000 and $543,000 for the six months ended June 30, 1997 and 1996, respectively, represents the Company's 99% economic interest in the earnings of the Subsidiaries after the elimination of interest expense and gains on property sales to the Company (see Note 4 to the consolidated condensed financial statements). Changes in the Subsidiaires' third-party operations between periods are discussed below.

Construction and development fees increased $229,000 or 27.7% from $828,000 for the six months ended June 30, 1996, to $1,057,000 for the six months ended June 30, 1997. This increase was due primarily to more profitable general construction contracting jobs in 1997 compared to 1996.

Landscape revenue increased $493,000 or 20.7% from $2,378,000 for the six months ended June 30, 1996, to $2,871,000 for the six months ended June 30, 1997, due to an increase in landscape installation revenue of approximately $376,000 resulting from more and larger installation jobs in progress in the first half of 1997 compared to 1996, with the remaining increase due primarily to the growth in the number of landscape maintenance contracts between periods.

Commission income increased from $78,000 for the six months ended June 30, 1996, to $462,000 for the six months ended June 30, 1997, due to both higher land sales commissions between periods and higher leasing commissions from properties managed for third parties.

Direct costs increased by $543,000 or 28.3% from $1,918,000 for the six months ended June 30, 1996, to $2,461,000 for the six months ended June 30, 1997, due primarily to increased costs associated with higher landscape installation volume and higher landscape maintenance volumes, and higher commission costs on brokered land sales and lease transactions in 1997 as discussed above.

Equity in earnings of partnerships and joint ventures increased from earnings of $5,000 for the six months ended June 30, 1996, to earnings of $271,000 for the six months ended June 30, 1997, due primarily to higher profits from underlying partnership and joint venture land sales activities between periods.

Gains on sales of properties to third parties in 1997 includes a $158,000 gain on a land sale and a $76,000 gain on the sale of an operating property under a build-to-suit for sale arrangement.

The gain on sale of property to the Company in 1997 represents the results of a sale of land to the Operating Partnership for the development of an industrial building. This gain was eliminated in the consolidated condensed financial statements of the Company as reflected in Note 4 to the consolidated condensed financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash provided by operating activities increased from $13,132,000 for the six months ended June 30, 1996, to $23,416,000 for the six months ended June 30, 1997, due primarily to the growth in the Company's operating income resulting from 14 development properties (8 in 1996 and 6 in 1997) and two property expansions (one each year) stabilized and from 69 buildings acquired (46 in 1996 and 23 in 1997).

Net cash used in investing activities increased from $34,016,000 for the six months ended June 30, 1996, to $84,383,000 for the six months ended June 30, 1997, due primarily to higher property development and land and building acquisition volumes in the first six months of 1997 compared to 1996.

Net cash provided by financing activities increased from $20,009,000 for the six months ended June 30, 1996, to $60,831,000 for the six months ended June 30, 1997. This net increase between periods reflects primarily the net proceeds of approximately $107 million from an equity offering in 1997, net of debt retirements, used to finance the Company's property portfolio growth.

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

In addition to its operating cash flow, the Company has a $175 million unsecured revolving Credit Facility with a syndicated bank group (see Note 3 to the consolidated condensed financial statements), which may be used, among other things, to meet its operational obligations and annual REIT dividend requirements. The Company currently intends to finance its development, construction and acquisition activities primarily through borrowings under the Credit Facility. As of June 30, 1997, the Company had available capacity under the Credit Facility of approximately $69.3 million (Note 3).

In May and June 1997, the Company completed a public offering of 3,584,200 shares of common stock, including shares issued to cover over-allotments, and received net proceeds of approximately $107 million. The net proceeds were applied to outstanding Credit Facility borrowings, increasing the Company's available capacity under the Credit Facility. The Company utilized approximately $31.2 million of the additional borrowing capacity to prepay, without penalty, three mortgage notes scheduled to mature in 1998 and approximately $32.1 million to acquire additional properties during the second quarter.

The Company believes it has adequate liquidity, borrowing capacity and sources of capital, including available capacity under its existing Credit Facility and remaining capacity of approximately $187 million under an equity shelf registration ($600 million under a recently filed combined equity and debt shelf registration upon the registration being declared effective), to meet its current operational requirements, to fund annual principal requirements under existing mortgage notes payable, and to fund its current development and acquisition activity. It is management's expectation that the Company will continue to have access to the additional capital resources necessary to further expand and develop its business and to refinance mortgage notes payable as they mature. These resources include long-term mortgage debt, expansion of the available borrowing capacity under the Credit Facility and other forms of debt and equity financing, in both public and private markets. Future development and acquisition activities will be undertaken by the Company only as suitable opportunities arise. Such activities are not expected to be undertaken unless adequate sources of financing are available and a satisfactory budget with an appropriate return on investment has been internally approved. The Company maintains staffing levels sufficient to meet its existing construction and leasing activities and capitalizes a portion of the costs relating to these activities to development projects and leasing transactions, respectively. If market conditions warrant, the Company may adjust staffing levels to avoid a negative impact on the Company's results of operations.

Total consolidated debt amounted to $270.9 million at June 30, 1997, including borrowings under the Credit Facility of $101.8 million and mortgage notes payable of $169.1 million. Of the $169.1 million of mortgage indebtedness, $163.3 million is fixed rate and $5.8 million is variable rate. The weighted average interest rate on the Company's fixed rate mortgage debt was 8.05% and on its variable rate mortgage debt was 4.49% at June 30, 1997. The weighted average interest rate under the Credit Facility at June 30, 1997, (excluding the
effect of the interest rate swap agreements described below) was 7.15%.   The
Company has in place interest rate swap agreements to fix the Company's interest
costs on $50.0 million of the Company's Credit Facility borrowings.   The
weighted average effective interest rate under the fixed swap arrangements is approximately 8.0%. If interest rates under the Credit Facility, in excess of the $50.0 million discussed herein, and under the Company's variable rate mortgage debt, fluctuated by 1%, interest costs to the Company, before capitalization of interest, if any, based on outstanding borrowings at June 30, 1997, would increase or decrease by approximately $600,000 on an annualized basis.

Based on the outstanding balance of mortgage notes payable at June 30, 1997, the weighted average interest rates on the mortgage notes with a final maturity in each of the next five years were 8.8% in 1998, 7.4% in 1999, 8.5% in 2000 and 7.0% in 2001. None of the mortgage notes mature in 1997.

At June 30, 1997, the Company's mortgage debt on its consolidated properties was $169.1 million. All mortgage debt at the Company's unconsolidated subsidiaries was retired or assumed by third parties during the second quarter. Including Credit Facility borrowings of $101.8 million for the Company and $3.9 million for the Subsidiaries, the total debt obligations of the Company and the Subsidiaries were $274.8 million or 28% of total market capitalization (assuming the exchange of all Units for shares of common stock). At June 30, 1997 (based on the closing price of the common stock of $31.250 on June 30, 1997, the last trading day of the quarter, and assuming the exchange of all Units for shares of common stock), there would be 22,740,624 shares of common stock outstanding with a total market value of $710.6 million.

CURRENT DEVELOPMENT ACTIVITY

The Company's current development activity as of August 1, 1997, is summarized below. All of the properties are located in metropolitan Atlanta, Georgia, unless otherwise indicated.

--------------------------------------------------------------------------------------------------------------
                                                                                ESTIMATED          ESTIMATED
                                            SQUARE           ESTIMATED          COMPLETION       STABILIZATION
                                           FEET/(1)/         COST/(2)/          DATE/(3)/          DATE/(4)/
==============================================================================================================
MULTI-TENANT
5195 Southridge Pkwy.                        60,000        $  2,758,000        3Q95/(5)/            4Q97/(6)/
5149 Southridge Pkwy. (expansion)            46,800           2,497,000        1Q96/(5)/            4Q97/(6)/
5025 Derrick Jones Rd.                       89,600           4,458,000        2Q96/(5)/            3Q97/(6)/
3240 Town Point Dr.                         140,400           5,585,000        3Q96/(5)/            3Q97
1335 Northmeadow Pkwy.                       88,783           6,950,000        4Q96/(5)/            3Q97/(6)/
250 Hembree Park Dr.                         94,500           4,942,000        4Q96/(5)/            4Q97/(6)/
120 Declaration Dr.                         301,200           7,841,000        1Q97/(5)/            4Q97
3805 Crestwood Pkwy.                        105,295          10,646,000        1Q97/(5)/            1Q98
3280 Summit Ridge Pkwy.                     173,360           4,999,000        1Q97/(5)/            1Q98
1629 Prime Ct. (Orlando, FL)                 43,200           2,416,000        1Q97/(5)/            1Q98
1750 Beaver Ruin Rd.                         67,600           4,860,000        2Q97/(5)/            1Q98
2490 Principal Row (Orlando, FL)            101,800           3,491,000        2Q97/(5)/            4Q97
11390 Old Roswell Rd.                        47,600           3,527,000        4Q97                 2Q98/(6)/
250 Horizon Dr.                             267,619           7,661,000        3Q97                 3Q98
736 Melrose Ave. (Nashville, TN)            103,473           5,454,000        4Q97                 4Q98
2755 Eastside Pkwy.                          79,588           3,500,000        4Q97                 4Q98
3300 Briley Park Blvd. (Nashville, TN)      194,750           6,374,000        4Q97                 4Q98
2885 Breckinridge Blvd.                      82,349           5,866,000        4Q97                 4Q98
130 Declaration Dr.                         210,000           5,373,000        4Q97                 4Q98
3270 Summit Ridge Pkwy.                     152,000           4,198,000        4Q97                 4Q98
Celebration Blvd. (Orlando, FL)              58,702           4,879,000        1Q98                 1Q99
2550 Northwinds Pkwy.                       149,797          16,169,000        1Q98                 1Q99
3885 Crestwood Pkwy.                        105,295          11,109,000        1Q98                 1Q99
1700 Perimeter Park Dr. (Raleigh, NC)        81,000           7,947,000        1Q98                 1Q99
5400 McCrimmon Pkwy. (Raleigh, NC)          146,250           9,166,000        1Q98                 1Q99
660 Hembree Pkwy.                            94,500           4,226,000        1Q98                 1Q99
Technology Park (Orlando, FL)                52,777           3,257,000        1Q98                 1Q99
--------------------------------------------------------------------------------------------------------------
                                          3,138,238        $160,149,000
==============================================================================================================
BUILD-TO-SUIT
5755 Peachtree Industrial Blvd.              50,000           4,615,000           3Q97              3Q97
5765 Peachtree Industrial Blvd.              60,000           3,913,000           3Q97              3Q97
5775 Peachtree Industrial Blvd.              60,000           3,194,000           3Q97              3Q97
2435 Principal Row (Orlando, FL)            126,818           4,464,000           3Q97              3Q97
2850 Eastside Pkwy.                          86,000           2,938,000           4Q97              4Q97
Paramount Pkwy. (Raleigh, NC)                99,684           9,164,000           2Q98              1Q99
--------------------------------------------------------------------------------------------------------------
                                            482,502          28,288,000
==============================================================================================================
                                          3,620,740        $188,437,000
==============================================================================================================

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

CURRENT ACQUISITION ACTIVITY

In conjunction with the NWI and Lichtin acquisition transactions (see Note 7 to the consolidated condensed financial statements), the Company has agreed, subject to certain closing conditions, including updating its due diligence procedures, to the future acquisition from NWI and Lichtin of approximately 164 net usable acres of undeveloped land, eight completed buildings and eight buildings under development. The aggregate acquisition consideration is estimated to total approximately $100.3 million, subject to adjustment for the actual operating results of certain properties to be acquired as more fully discussed in the acquisition agreements. It is expected that these future acquisitions will be consummated primarily through a combination of the issuance of Units and the assumption of indebtedness, some of which, in amounts up to approximately $44 million, will be repaid through borrowings under the Credit Facility.

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

The Company's calculation of FFO follows the guidelines issued by NAREIT, including the recognition of rental income on the "straight-line" basis consistent with its treatment in the Company's statement of operations under GAAP. The "straight-line" rental adjustment increased rental revenues by $174,000 and $120,000 for the three months ended and $324,000 and $191,000 for the six months ended June 30, 1997 and 1996, respectively. In accordance with the NAREIT guidelines, the Company excludes gains or losses on sales of operating (previously depreciated) real estate assets in calculating FFO, but includes gains or losses on sales of undepreciated assets (land) that are of a recurring nature. Pretax gains on land sales are included in FFO in the amount of $158,000 and $17,000, respectively, for the three months ended, and $448,000 and $40,000, respectively, for the six months ended June 30, 1997 and 1996.

FFO presented herein under NAREIT guidelines is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition.

For the three months ended June 30, 1997, FFO increased by $3,609,000 or 64.7% to $9,189,000 compared to FFO of $5,580,000 for the three months ended June 30, 1996. For the six months ended June 30, 1997, FFO increased by $5,977,000 or 53.9% to $17,065,000 compared to FFO of $11,088,000 for the six months ended June 30, 1996. FFO calculated under the current guidelines for the three and six months ended June 30, 1997 and 1996, respectively, are detailed below (in thousands):

-------------------------------------------------------------------------------------------------------------------
                                                  THREE MONTHS     THREE MONTHS      SIX MONTHS       SIX MONTHS
                                                      ENDED            ENDED            ENDED            ENDED
                                                  JUNE 30, 1997    JUNE 30, 1996    JUNE 30, 1997    JUNE 30, 1996
===================================================================================================================
Net income                                              $ 5,080          $ 3,092          $ 8,906          $ 6,193
Minority interests                                        1,618              713            2,850            1,426
Depreciation & amortization                               5,700            3,049           11,044            6,000
Depreciation and amortization -- subsidiaries                --               10               10               20
Gain on sale of operating real estate asset                (209)              --             (209)              --
Gain on sale of operating real estate asset --
  subsidiaries                                              (76)              --              (76)              --
-------------------------------------------------------------------------------------------------------------------
Funds from operations (Operating
  Partnership Units fully converted)                     12,113            6,864           22,525           13,639
Ownership of Operating Partnership/(1)/                    75.9%            81.3%            75.8%            81.3%
-------------------------------------------------------------------------------------------------------------------
FUNDS FROM OPERATIONS ATTRIBUTABLE TO
  THE COMPANY'S SHAREHOLDERS                            $ 9,189          $ 5,580          $17,065          $11,088
-------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                      15,906           11,156           14,994           11,156
===================================================================================================================

(1) Represents the Company's weighted average ownership of the Operating Partnership for the period.

SUPPLEMENTAL INFORMATION ON CAPITAL EXPENDITURES AND LEASING COSTS
The following table details the Company's capital expenditures and leasing costs for the three and six months ended June 30, 1997 and 1996, respectively (in thousands):

-----------------------------------------------------------------------------------------------------------------------
                                                  THREE MONTHS     THREE MONTHS      SIX MONTHS       SIX MONTHS
                                                      ENDED            ENDED            ENDED            ENDED
                                                  JUNE 30, 1997    JUNE 30, 1996    JUNE 30, 1997    JUNE 30, 1996
=======================================================================================================================
Building acquisitions                                   $32,060          $ 9,411      $    49,758       $    9,411
Development and land acquisition activity/(1)/           27,236           10,723           47,827           18,469
Non-revenue-producing building
  Improvements                                              266              127              362              284
Tenant improvement and leasing costs
  on second-generation leases/(2)/                        1,161              741            2,094            1,445
Tenant improvement expenditures to be
  reimbursed by tenants                                      --              121               --              121
-----------------------------------------------------------------------------------------------------------------------
                                                        $60,723          $21,123      $   100,041/(3)/  $   29,730/(4)/
=======================================================================================================================

(1) Includes first-generation leasing costs on stabilized development properties totaling $249,000 and $450,000 in the three months ended and $1,346,000 and $554,000 in the six months ended June 30, 1997 and 1996, respectively.
(2) Includes second-generation leasing costs totaling $510,000 and $278,000 in the three months ended and $1,067,000 and $464,000 in the six months ended June 30, 1997 and 1996, respectively.
(3) Reflects aggregate capital expenditures and leasing costs including the assumption of indebtedness of $4,360,000, the issuance of $14,334,000 of Units and other changes in construction and acquisition related payables, net of receivables, of $1,714,000 for the six months ended June 30, 1997.
(4) Reflects aggregate capital expenditures and leasing costs, exclusive of the decrease in construction accounts payable of $2,605,000 for the six months ended June 30, 1996.

The following table summarizes by period the Company's capitalized tenant improvement and leasing costs incurred in the renewal or re-leasing of previously occupied space for the six months ended June 30, 1997, and the year ended December 31, 1996, respectively. The information detailed below is presented based on the date the tenants occupy the leased space.

CAPITALIZED TENANT IMPROVEMENTS AND LEASING COSTS

--------------------------------------------------------------------------------------------------------
                                                                        SIX MONTHS              YEAR
                                                                           ENDED                ENDED
(In thousands, except per square foot information)                   JUNE 30, 1997        DEC. 31, 1996
========================================================================================================
Industrial Properties
  Re-leasing
    Square feet re-leased                                                      678                 678
    Capitalized tenant improvements and leasing commissions                 $1,031              $1,395
    Capitalized tenant improvements and leasing commissions
      per square foot                                                       $ 1.52              $ 2.06
  RENEWAL
    Square feet renewed                                                      1,212               1,027
    Capitalized tenant improvements and leasing commissions                 $  776              $1,055
    Capitalized tenant improvements and leasing commissions
      per square foot                                                       $ 0.64              $ 1.03
  TOTAL
    Square feet                                                              1,890               1,705
    Capitalized tenant improvements and leasing commissions                 $1,807              $2,450
    Capitalized tenant improvements and leasing commissions
      per square foot                                                       $ 0.96              $ 1.44
=======================================================================================================
SUBURBAN OFFICE PROPERTIES
      RE-LEASING
    Square feet re-leased                                                       58                   16
    Capitalized tenant improvements and leasing commissions                 $  243               $   45
    Capitalized tenant improvements and leasing commissions
     per square foot                                                        $ 4.18               $ 2.80
 RENEWAL
    Square feet renewed                                                         86                  106
    Capitalized tenant improvements and leasing commissions                 $   87               $  290
    Capitalized tenant improvements and leasing commissions
      per square foot                                                       $ 1.01               $ 2.74
 TOTAL
   Square feet                                                                 144                  122
   Capitalized tenant improvements and leasing commissions                  $  330               $  335
   Capitalized tenant improvements and leasing commissions
     per square foot                                                        $ 2.28               $ 2.75
-------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF TENANT AND LEASE EXPIRATION INFORMATION

TENANTS
As of June 30, 1997, the Company's properties were leased to 695 tenants including local, regional, national and international companies. The Company's 30 largest tenants (measured by annualized base rent for leases in place in stabilized properties and in properties under development or in lease-up where tenants were paying rent at June 30, 1997) occupy a total of approximately 4.4 million square feet and represent 28.1% of the annualized base rent as shown in the table below.

30 LARGEST TENANTS MEASURED BY ANNUALIZED BASE RENT


------------------------------------------------------------------------------------------------------------------
                                                                                       % OF TOTAL
                                            SQUARE        NUMBER        ANNUALIZED        ANNUALIZED
RANK TENANT                                  FEET       OF LEASES    BASE RENT/(1)/    BASE RENT/(1)/     STATE
-----------------------------------------------------------------------------------------------------------------
 1   Scientific Atlanta/(2)/                600,413         11       $ 2,668,779            3.1%            GA
 2   GTE Mobilnet Service Corporation       126,124          3         1,320,976            1.6%          GA,NC
 3   Radian International LLC                90,159          2         1,170,275            1.4%            NC
 4   DeVry Inc.                              64,981          1           959,120            1.1%            GA
 5   Honeywell, Inc.                         70,016          3           947,995            1.1%            GA
 6   The Athlete's Foot Group, Inc.         162,651          1           897,155            1.1%            GA
 7   Fisher Scientific Company              223,219          1           875,019            1.0%            GA
 8   Tridom Corporation                     120,989          5           820,952            1.0%            GA
 9   National Data Corporation               50,283          4           786,777            0.9%            GA
10   AT&T Corp.                              67,551          5           752,082            0.9%         GA,NC,TN
11   PPD Pharmaco, Inc.                      72,416          4           747,368            0.9%            NC
12   Best Buy Stores, L.P.                  222,643          1           703,552            0.8%            GA
13   United Healthcare                       72,991          2           699,856            0.8%          GA,SC
14   Intelligent Systems Corporation        137,100          1           685,500            0.8%            GA
15   Sally Foster, Inc.                     197,200          2           673,237            0.8%            GA
16   Vanstar Corporation                     86,880          4           666,746            0.8%            GA
17   Yokohama Tire Corporation              252,092          1           665,383            0.8%            GA
18   Auto-Lok, Inc.                         222,900          2           658,879            0.8%            GA
19   360 Degree Communications               42,557          6           652,556            0.8%            NC
20   Ahlstrom Recovery, Inc.                 62,893          2           649,493            0.8%            GA
21   Astronet Corporation                    34,138          1           648,622            0.8%            GA
22   Siemens Energy & Automation, Inc.      240,000          3           637,200            0.7%            GA
23   The Bombay Company, Inc.               253,890          2           631,344            0.7%            GA
24   United Parcel Service, Inc.            128,275          3           594,201            0.7%         GA,FL,TN
25   Appleton Papers, Inc.                  210,600          1           593,892            0.7%            GA
26   Southern Multimedia
     Communications, Inc.                   117,647          3           581,172            0.7%            GA
27   Tekelec, Inc.                           68,236          2           579,322            0.7%            NC
28   Intersolv, Inc.                         39,280          1           571,701            0.6%            NC
29   Deutz Corporation                      137,061          1           561,950            0.6%            GA
30   Reckitt & Colman, Inc.                 256,000          1           547,840            0.6%            GA
------------------------------------------------------------------------------------------------------------------
                                           4,431,185         79      $23,948,944           28.1%
------------------------------------------------------------------------------------------------------------------

(1) Annualized cash base rent net of rental concessions, if any, based on leases in place for stabilized properties and in properties under development or in lease-up where tenants were paying rent as of June 30, 199 7.
(2) Scientific Atlanta announced plans during the second quarter of 1996 to relocate over a period of several years certain facilities to a new, owned corporate campus. Based on scheduled lease termination dates and assuming the spaces were not re-leased, there would be less than a $0.01 per share impact on the Company's funds from operations and net income in 1997.

LEASE EXPIRATIONS

The following tables show scheduled lease expirations for the Company's total property portfolio, for its industrial property portfolio and for its suburban office portfolio, respectively, based on leases under which tenants were paying rent in both stabilized and pre-stabilized properties as of June 30, 1997, assuming no exercise of renewal options or termination rights, if any:

----------------------------------------------------------------------------------------------------------
                                          SQUARE                          ANNUALIZED        % OF TOTAL
                         YEAR OF           FEET%            OF TOTAL     BASE RENT/(1)/     ANNUALIZED
                       EXPIRATION      (IN THOUSANDS)     SQUARE FEET    (IN THOUSANDS)    BASE RENT/(1)/
---------------------------------------------------------------------------------------------------------
TOTAL PORTFOLIO
                         1997              1,434              9.5%        $ 8,049              9.0%
                         1998              2,494             16.5%         13,233             14.8%
                         1999              1,896             12.5%         12,049             13.4%
                         2000              2,590             17.1%         15,729             17.5%
                         2001              1,278              8.5%          7,052              7.9%
                         2002              1,282              8.5%         10,071             11.2%
                         2003                592              3.9%          5,242              5.8%
                         2004              1,283              8.5%          6,170              6.9%
                         2005                523              3.5%          2,606              2.9%
                         2006                603              4.0%          3,011              3.4%
                         2007                514              3.4%          2,442              2.7%
                         2008                223              1.5%            783              0.9%
                         2011                294              1.9%          1,704              1.9%
                         2012                109              0.7%          1,497              1.7%
----------------------------------------------------------------------------------------------------------
                                          15,115/(2)/       100.0%        $89,638            100.0%
==========================================================================================================
 INDUSTRIAL PROPERTIES
                         1997              1,395             10.0%        $ 7,525             10.4%
                         1998              2,387             17.2%         11,666             16.2%
                         1999              1,816             13.1%         10,922             15.2%
                         2000              2,340             16.8%         12,420             17.2%
                         2001              1,197              8.6%          6,017              8.4%
                         2002              1,037              7.4%          6,156              8.6%
                         2003                420              3.0%          2,688              3.7%
                         2004              1,179              8.5%          4,523              6.3%
                         2005                493              3.5%          2,167              3.0%
                         2006                582              4.2%          2,642              3.7%
                         2007                514              3.7%          2,442              3.4%
                         2008                223              1.6%            783              1.1%
                         2011                294              2.1%          1,704              2.4%
                         2012                 44              0.3%            295              0.4%
---------------------------------------------------------------------------------------------------------
                                          13,921            100.0%        $71,950            100.0%
==========================================================================================================

                                             (Table continued on following page)

---------------------------------------------------------------------------------------------------------------------
                                                        SQUARE                        ANNUALIZED         % OF TOTAL
                                    YEAR OF             FEET          % OF TOTAL     BASE RENT/(1)/      ANNUALIZED
                                   EXPIRATION      (IN THOUSANDS)     SQUARE FEET    (IN THOUSANDS)    BASE RENT/(1)/
=====================================================================================================================
 SURBURBAN
 OFFICE PROPERTIES
                                      1997                37              3.2%          $   506              2.9%
                                      1998               106              9.2%            1,556              9.0%
                                      1999                79              6.9%            1,105              6.4%
                                      2000               213             18.6%            3,000             17.4%
                                      2001                81              7.1%            1,036              6.0%
                                      2002               245             21.4%            3,915             22.8%
                                      2003               172             15.0%            2,554             14.9%
                                      2004               104              9.1%            1,646              9.6%
                                      2005                26              2.2%              382              2.2%
                                      2006                17              1.5%              309              1.8%
                                      2007                 0              0.0%                0              0.0%
                                      2008                 0              0.0%                0              0.0%
                                      2011                 0              0.0%                0              0.0%
                                      2012                65              5.8%            1,204              7.0%
---------------------------------------------------------------------------------------------------------------------
                                                       1,145            100.0%          $17,213            100.0%
=====================================================================================================================

(1) Annualized base rent represents the annualized monthly base rental at the time of lease expiration.
(2) The total square footage as of June 30, 1997, is comprised of approximately 14,271,240 square feet of leases in stabilized properties, and approximately 843,724 square feet of leases in properties under development or in lease-up where tenants are paying rent as of June 30, 1997.

RECENT ACCOUNTING PRONOUNCEMENTS
In February 1997, Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share" was issued prescribing a new method for computing earnings per share. When implemented, SFAS 128 will supercede Accounting Principles Board Opinion ("APB") No. 15, "Earnings per Share," the current accounting literature utilized in computing earnings per share under generally accepted accounting principles. Under SFAS 128, the Company will be required to present both basic and diluted earnings per share in its interim and annual financial statements for periods beginning with its financial statements for the quarter and year ended December 31, 1997. For the three and six months ended June 30, 1997 and 1996, basic and diluted earnings per share calculated under the provisions of SFAS 128 would be the same as primary and fully diluted earnings per share calculated under current accounting standards (see Notes 2 and 6 to the consolidated condensed financial statements).

In June 1997, SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" was issued prescribing new guidelines for the reporting of segment data. SFAS 131 will apply to all public, for-profit companies and will be effective for calendar year end companies in the year ended December 31, 1998. The Company is reporting under prior accounting standards, but may be required to provide certain segment disclosures under SFAS 131. The Company is evaluating SFAS 131, but has not determined the specific nature and magnitude of the disclosures required by SFAS 131.

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

PART II -OTHER INFORMATION
ITEM 2 - CHANGE IN SECURITIES

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

         On January 31, 1997, the Company caused the Operating Partnership to issue 71,158 Units in partial consideration for the acquisition of real estate properties from Lichtin. The aggregate value of the properties acquired by the Company in exchange for such Units was approximately $1.8 million. Units are convertible by their holders into shares of common stock on a one-for-one basis, or into cash, at the Company's option. The Units and shares of common stock were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act in reliance, in part, upon the representations and warranties set forth in the Lichtin acquisition agreements. The shares of common stock and Units are subject to a registration rights and lock-up agreement which generally restricts the disposition of the Units until December 31, 1999.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual shareholders' meeting on May 21, 1997. The following directors were elected.

                                                    Votes      Votes
                                    Board Term       For      Against    Abstain
         -----------------------------------------------------------------------
         A. Ray Weeks, Jr.         Through 2000   10,874,533     --      550,205
         George D. Busbee          Through 2000   10,874,533     --      550,205
         William O. McCoy          Through 2000   10,874,533     --      550,205
         John W. Nelley, Jr.       Through 1999   10,874,533     --      550,205
         William Cavanaugh, III    Through 1999   10,872,833     --      551,905
         Harold S. Lichtin         Through 1998   10,861,338     --      563,400

         Four additional directors, Forrest W. Robinson, Charles R. Eitel, Barrington H. Branch and Thomas D. Senkbeil, continue to serve their existing terms through 1998 or 1999, as applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


         (a)   Exhibits

               11.1 - Computation of earnings per share.

               27.1 - Financial data schedule.

         (b)   Reports on Form 8-K

               Form 8-K dated May 2, 1997, and filed on May 2, 1997, reporting certain information relating to the Company's financial results for the quarter ended March 31, 1997.

               Form 8-K dated May 7, 1997, and filed on May 12, 1997, reporting certain information relating to the Company's public offering of common stock in May 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WEEKS CORPORATION
                                        ----------------------------------------
                                        (Registrant)


August 12, 1997                         /s/ A. R. Weeks, Jr.
                                        ----------------------------------------
                                        A. R. Weeks, Jr.
                                        Chairman of the Board and
                                        Chief Executive Officer


August 12, 1997                         /s/ David P. Stockert
                                        ----------------------------------------
                                        David P. Stockert
                                        Senior Vice President and
                                        Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.     Description                                             Page No.
--------------------------------------------------------------------------------
   11.1         Computation of earnings per share of common stock          36

   27.1         Financial Data Schedule