Form 10-K/A
period 1996-12-31
WEEKS CORP
filed 1997-09-15
CIK 925558

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                      ----------------------------------

                                  FORM 10-K/A

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

                       EMPLOYMENT AND POPULATION GROWTH
                              (PERCENTAGE CHANGE)

-------------------------------------------------------------------------------------------------------
                             CUMULATIVE
                         EMPLOYMENT GROWTH   POPULATION GROWTH        NO. OF              PROPERTY
                           1990-1996/(A)/      1990-1995/(B)/       PROPERTIES(C)        SQUARE FT. (C)
-------------------------------------------------------------------------------------------------------
Atlanta, GA                    26.4%               15.3%                166               12,080,453
Nashville, TN                  23.0%               10.6%                 25                2,522,746
Research Triangle, NC          21.2%               15.2%                 29                2,108,661
Orlando, FL                    22.4%               12.2%                  9                  551,822
Spartanburg, SC                12.2%                6.1%                  4                  481,600
                                                                       ----               ----------
U.S. Total                    10.7%                5.4%                 233               17,745,282
                                                                       ====               ==========

(a)  Source:  Bureau of Labor Statistics.
(b)  Source:  U.S. Census Bureau.
(c) Includes properties under agreement to acquire in Nashville, Tennessee and the Research Triangle area of North Carolina as well as properties under development or in lease-up.

Metropolitan Atlanta, Georgia. The Company was founded and is currently headquartered in metropolitan Atlanta, and is one of metropolitan Atlanta's two largest industrial property owners. Metropolitan Atlanta's rapid growth in both employment and population is due in part to its role as a business and distribution center for the entire Southeast. The Company believes that metropolitan Atlanta has been successful attracting business relocations and expansions because of its educated workforce, and well-developed transportation infrastructure. The area attracts many of its employees from nearby universities, including the Georgia Institute of Technology, the University of Georgia, Emory University and Georgia State University.

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

Nashville, Tennessee. The Company entered the Nashville market in November 1996, with its acquisition of NWI (see Note 8 to the consolidated and combined financial statements). The Company's decision to expand into Nashville was based in part on Nashville's economic diversity, with major industries including publishing, health care, automobile production and tourism and rapid growth in both employment and population. In addition, like Atlanta, Nashville is the state capitol and has a well-developed transportation infrastructure. Nashville is also well located as a point of distribution. According to the Nashville Area Chamber of Commerce, Nashville lies within a 600 mile radius of 50% of the United States population.

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

Research Triangle, North Carolina. The Company entered the Research Triangle area of North Carolina in December 1996, with its acquisition of Lichtin (see
Note 8 to the consolidated and combined financial statements). The Company's decision to expand into the Research Triangle was based in part on the area's success as a center for high technology, communications, research and development and health care, as well as its rapid employment and population growth and educated workforce. The area attracts many of its employees from its three universities: Duke University, The University of North Carolina and North Carolina State University.

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

The Company did not pay to have the foregoing market data prepared by Jamison, CB Commercial/Torto Wheaton and Karnes Research Company. However, the Operating Partnership pays to subscribe for certain market data prepared by those entities.

                           BUSINESS GROWTH STRATEGY

DEVELOPMENT

As one of the largest industrial real estate companies in metropolitan Atlanta and the Southeastern United States based on square footage owned and managed, the Company has substantial experience in all phases of the development process, including market analysis, site selection, zoning, design, civil engineering, construction and landscaping. The Company currently has adequate sources for raw materials needed to construct its new properties, including access to qualified labor and subcontractors. The Company has completed and stabilized 22 development properties and two property expansions totaling approximately 2.7 million square feet since its IPO. All of these properties are currently 100% leased.

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


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON   ACCOUNTING AND
          FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections under the heading "Election of Directors" entitled "Nominees for Election -- Terms Expiring in 2000," "Nominees for Election -- Terms Expiring in 1999," "Nominees for Election -- Terms Expiring in 1998," "Incumbent Directors -
- Terms Expiring in 1999," and "Incumbent Directors -- Terms Expiring in 1998" and the section under the heading "Other Matters" entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders to be held May 21, 1997 (the "Proxy Statement") are incorporated herein by reference for information regarding Directors of the Registrant. See Item X in Part I hereof for information regarding executive officers of the Registrant.


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

                                    WEEKS CORPORATION
                                    (Registrant)

September 15, 1997                  /s/ David P. Stockert
                                    ---------------------
                                    David P. Stockert
                                    Senior Vice President and
                                    Chief Financial Officer

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