Form 10-K/A
period 1996-12-31
WEEKS CORP
filed 1997-09-26
CIK 925558

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                      ----------------------------------

                                 FORM 10-K/A-2

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

               PART IV

  14.          Exhibits, Financial Statement Schedule and Reports
               on Form 8-K.......................................... 53

                                    PART I

ITEM 1.   BUSINESS

                                  THE COMPANY

Weeks Corporation (the "Company" or "Registrant") is a self-administered, self-managed, geographically focused real estate investment trust ("REIT") that was organized in 1994 to continue and expand the fully integrated real estate business previously conducted by the Company and its affiliates. Since 1965, the Company, together with its affiliates and predecessors, has focused primarily on the acquisition, development, ownership and operation of industrial and office properties in select suburban markets in the Southeastern United States.

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

The Company competes for tenants by attempting to provide a high level of client service and to develop and operate quality properties and business parks, and by developing a wide range of industrial and suburban office properties. Leases at the Company's properties are priced competitively based on market conditions, supply and demand characteristics, and the quality of the Company's properties and services. The Company does not seek to compete solely on the basis of providing the low-cost solution for all tenants.

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

Metropolitan Atlanta, Georgia. The Company was founded and is currently headquartered in metropolitan Atlanta. Metropolitan Atlanta's rapid growth in both employment and population is due in part to its role as a business and distribution center for the entire Southeast. The Company believes that metropolitan Atlanta has been successful attracting business relocations and expansions because of its educated workforce, and well-developed transportation infrastructure. The area attracts many of its employees from nearby universities, including the Georgia Institute of Technology, the University of Georgia, Emory University and Georgia State University.

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

                           BUSINESS GROWTH STRATEGY

DEVELOPMENT

As a publicly traded REIT that focuses primarily on the acquisition, development, ownership and operation of industrial and office properties in select suburban markets in the Southeastern United States, the Company has substantial experience in all phases of the development process, including market analysis, site selection, zoning, design, civil engineering, construction and landscaping. The Company currently has adequate sources for raw materials needed to construct its new properties, including access to qualified labor and subcontractors. The Company has completed and stabilized 22 development properties and two property expansions totaling approximately 2.7 million square feet since its IPO. All of these properties are currently 100% leased.

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

INTERNAL GROWTH

The Company maximizes its available cash flow by increasing the occupancy rate of those properties that are not fully leased, maintaining high occupancy rates, raising effective rental rates and controlling operating expenses and capital expenditures. The occupancy rate of the Company's stabilized properties (i.e., those having reached substantial lease-up) was 96.2% as of December 31, 1996. The Company believes that its emphasis on owning and developing quality properties and providing a high level of client service has earned it a reputation for tenant retention and expansion. Of the leases that expired in 1996 (representing approximately 1.7 million square feet), tenants occupying approximately 67% of such space renewed their leases with the Company. The Company believes that this high retention of its tenants results in lower re-leasing costs and decreased potential loss due to vacancy. In addition, in 1996, 40 tenant expansions were completed for existing tenants, totaling approximately 490,000 square feet.

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

                                    WEEKS CORPORATION
                                    (Registrant)

September 25, 1997                  /s/ David P. Stockert
                                    ---------------------
                                    David P. Stockert
                                    Senior Vice President and
                                    Chief Financial Officer

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