Form 10-Q
period 1997-09-30
WEEKS CORP
filed 1997-11-13
CIK 925558

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date (17,702,736 shares of common stock outstanding as of November 10, 1997)


INDEX                                                                                    PAGE
-----------------------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION
-----------------------------------------------------------------------------------------------

         ITEM 1. FINANCIAL STATEMENTS
                 Consolidated Condensed Balance Sheets
                 at September 30, 1997 and December 31, 1996.............................  3

                 Consolidated Condensed Statements of Operations
                 for the three and nine months ended September 30, 1997 and 1996.........  4

                 Consolidated Condensed Statements of Cash Flows
                 for the nine months ended September 30, 1997 and 1996...................  5

                 Notes to Consolidated Condensed Financial
                 Statements..............................................................  6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................... 16

PART II. OTHER INFORMATION
-----------------------------------------------------------------------------------------------

         ITEM 2. CHANGES IN SECURITIES................................................... 32

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K........................................ 32

SIGNATURES............................................................................... 33
-----------------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                               WEEKS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------
                                                                                     September 30,   December 31,
(Unaudited; in thousands, except share data)                                             1997           1996
------------------------------------------------------------------------------------------------------------------
ASSETS
Real estate assets
  Land                                                                                 $ 98,279       $ 77,233
  Buildings and improvements                                                            578,722        450,002
  Accumulated depreciation                                                              (56,639)       (41,469)
------------------------------------------------------------------------------------------------------------------
     Operating real estate assets                                                       620,362        485,766
------------------------------------------------------------------------------------------------------------------
  Developments in progress                                                               72,415         56,571
  Land held for future development                                                        9,833          9,035
------------------------------------------------------------------------------------------------------------------
     Net real estate assets                                                             702,610        551,372
------------------------------------------------------------------------------------------------------------------
Real estate loans                                                                        24,619          9,455
Cash and cash equivalents                                                                   476            260
Direct financing lease, net                                                               5,032          5,136
Receivables                                                                               6,387          5,858
Deferred costs, net                                                                      12,530         10,286
Investments in and notes receivable
  from unconsolidated entities                                                            8,876          7,760
Other assets                                                                              2,600          1,722
------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                      $763,130       $591,849
------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable                                                                 $190,687       $197,575
Credit facility borrowings                                                              150,098         99,400
Accounts payable and accrued expenses                                                    18,301          9,970
Other liabilities                                                                         4,127          2,963
------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                  363,213        309,908
------------------------------------------------------------------------------------------------------------------
Minority interests in Operating Partnership                                              89,981         68,230
------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity
  Common Stock, $0.01 par value; 100,000,000 shares authorized;
     17,702,045 and 14,048,593 shares issued and outstanding
     at September 30, 1997 and December 31, 1996, respectively                              177            140
  Preferred Stock, $0.01 par value; 20,000,000 shares
     authorized; none issued                                                                 --             --
  Additional paid-in capital                                                            376,013        267,634
  Deferred compensation                                                                    (934)            --
  Accumulated deficit                                                                   (65,320)       (54,063)
------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                         309,936        213,711
------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $763,130       $591,849
------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed balance sheets.

                               WEEKS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------------------

                                                                  Three Months     Three Months      Nine Months      Nine Months
                                                                      Ended            Ended            Ended            Ended
(Unaudited; in thousands, except share data)                     Sept. 30, 1997   Sept. 30, 1996   Sept. 30, 1997   Sept. 30, 1996
-----------------------------------------------------------------------------------------------------------------------------------

REVENUE
  Rental income                                                         $21,047          $12,193          $57,326          $34,136
  Tenant reimbursements                                                   2,903            1,057            7,319            3,064
  Direct financing lease                                                    189              192              565              576
  Other                                                                     140              113              406              287
-----------------------------------------------------------------------------------------------------------------------------------

                                                                         24,279           13,555           65,616           38,063
-----------------------------------------------------------------------------------------------------------------------------------

EXPENSES
  Property operating and maintenance                                      3,098            1,589            7,720            4,276
  Real estate taxes                                                       1,927            1,135            5,394            3,288
  Depreciation and amortization                                           6,300            3,416           17,344            9,416
  Interest                                                                4,787            3,202           14,341            8,157
  Amortization of deferred financing costs                                  227              221              679              642
  General and administrative                                              1,256              760            3,675            2,174
-----------------------------------------------------------------------------------------------------------------------------------

                                                                         17,595           10,323           49,153           27,953
-----------------------------------------------------------------------------------------------------------------------------------

Income before equity in earnings of unconsolidated
  subsidiaries, interest income and gain on sale
  of real estate asset                                                    6,684            3,232           16,463           10,110
  Equity in earnings of unconsolidated
     subsidiaries                                                           314              376            1,538              919
  Interest income                                                           453              123              996              321
  Gain on sale of real estate asset                                          --               --              209               --
-----------------------------------------------------------------------------------------------------------------------------------

Income before minority interests                                          7,451            3,731           19,206           11,350
  Minority interests                                                     (1,683)            (698)          (4,533)          (2,124)
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                              $ 5,768          $ 3,033          $14,673          $ 9,226
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE                                               $0.33            $0.27            $0.92            $0.83
-----------------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                               17,693           11,174           15,904           11,162
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed financial statements.

                               WEEKS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------
                                                                             Nine Months      Nine Months
                                                                                Ended            Ended
(Unaudited; in thousands)                                                  Sept. 30, 1997   Sept. 30, 1996
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                      $  14,673         $  9,226
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Minority interests                                                                4,533            2,124
  Depreciation and amortization                                                    17,344            9,416
  Amortization of deferred financing costs                                            679              642
  Amortization of deferred compensation                                               216               --
  Income from direct financing lease                                                 (565)            (576)
  Straight-line rent revenue                                                         (500)            (326)
  Gain on sale of real estate asset                                                  (209)              --
Net change in:
  Receivables and other assets                                                     (2,235)            (480)
  Deferred costs                                                                   (4,354)          (1,502)
  Accounts payable and accrued expenses                                             5,792            2,971
  Other liabilities                                                                 1,164              919
-----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          36,538           22,414
-----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property acquisition, development and construction                               (112,349)         (79,369)
Real estate loans                                                                 (18,038)          (6,212)
Proceeds from sale of real estate asset                                             2,484               --
Payments received on direct financing lease                                           669              643
Notes receivable collections                                                           21               18
-----------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                            (127,213)         (84,920)
-----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Proceeds from equity offering, stock option exercises
  and dividend reinvestment plan                                                  107,266              520
Line of credit proceeds, net                                                       50,698           78,622
Payments of construction and mortgage notes payable                               (41,667)            (360)
Deferred financing costs                                                             (126)            (743)
Dividends to shareholders                                                         (19,709)         (13,386)
Distributions to minority interests                                                (5,571)          (3,081)
-----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          90,891           61,572
-----------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      216             (934)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        260              982
-----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $     476         $     48
-----------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company's 1997 property acquisition and development activity was net of the settlement of real estate loans of $2,874,000, the assumption of indebtedness of $34,779,000 and the issuance of Common Units valued at $16,568,000.

The accompanying notes are an integral part of these condensed financial statements.

                               WEEKS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  THE COMPANY

Weeks Corporation and its subsidiaries own, operate, develop, construct, acquire and manage industrial and suburban office buildings in the southeast United States. As used herein, the term "Company" includes Weeks Corporation and its subsidiaries, including Weeks Realty, L.P. (the "Operating Partnership"), unless the context indicates otherwise. The Company, through its subsidiaries, is the general partner of and owns a majority interest in the Operating Partnership which, including the operations of its subsidiaries, conducts substantially all of the on-going operations of the Company. The Company has elected to qualify and operate as a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company will not generally be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code relating to the composition of its income and assets, including the requirement to distribute 95% of its taxable income to its shareholders.

As of September 30, 1997, the Company had outstanding 17,702,045 shares of common stock and owned the same number of units of common limited partnership interest in the Operating Partnership ("Common Units"), and the Company's ownership interest in the Operating Partnership was 77.5%. Common Units held by persons other than the Company totaled 5,141,404 as of September 30, 1997, and represented a 22.5% minority interest in the Operating Partnership. Common Units representing the 22.5% minority interest in the Operating Partnership are convertible by their holders into shares of common stock on a one-for-one basis, or into cash, at the Company's option. The Company's weighted average ownership interest in the Operating Partnership was 77.5% and 81.3% for the three months ended September 30, 1997 and 1996, respectively, and 76.4% and 81.3% for the nine months ended September 30, 1997 and 1996, respectively.

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

As of September 30, 1997, the Company owned 207 industrial properties, 20 suburban office properties and three retail properties comprising 15.8 million square feet. The Company's primary markets and the concentration of the Company's portfolio (based on square footage) are Atlanta, Georgia (72%), Nashville, Tennessee (11%), Raleigh-Durham-Chapel Hill, North Carolina (11%), Orlando, Florida (4%), and Spartanburg, South Carolina (2%). In addition, 33 industrial and suburban office properties and one property expansion were under development or in lease-up and 10 industrial and suburban office properties were under agreement to be acquired as of September 30, 1997, comprising an additional 4.9 million square feet.

2.  BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements include the consolidated condensed financial position of the Company and its subsidiaries at September 30, 1997, and December 31, 1996, and their results of operations and cash flows for the three and nine months ended September 30, 1997 and 1996. The operating results of the Subsidiaries are reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated condensed financial statements. Certain prior year amounts have been reclassified to conform to the 1997 presentation.

The accompanying interim unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature which are necessary to fairly state the interim financial statements. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A-2 for the year ended December 31, 1996.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share" was issued prescribing a new method for computing earnings per share. When implemented, SFAS 128 will supersede Accounting Principles Board Opinion ("APB") 15, "Earnings per Share," the current accounting literature utilized in computing earnings per share under generally accepted accounting principles. Under SFAS 128, the Company will be required to present both basic and diluted earnings per share in its interim and annual financial statements for periods beginning with its financial statements for the quarter and year ended December 31, 1997. As defined by SFAS 128, basic earnings per share shall be computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share shall be computed to present the dilutive impact of all instruments or securities which are convertible into shares of the Company's common stock, as more specifically defined in SFAS 128.

The Company will continue to present earnings per share under the provisions of APB 15 for all interim periods of 1997 until the mandated SFAS 128 implementation date in the fourth quarter of 1997. Upon the adoption of SFAS 128, all prior period earnings per share amounts will be restated. The impact of SFAS 128 on the Company's consolidated earnings per share amounts for the three and nine months ended September 30, 1997 and 1996 is discussed in Note 6.

In June 1997, SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" was issued prescribing new guidelines for the reporting of segment data. SFAS 131 will apply to all public, for-profit companies and will be effective for calendar year end companies in the year ended December 31, 1998. The Company was not subject to segment reporting under prior accounting standards, but may be required to provide certain segment disclosures under SFAS
131. The Company is evaluating SFAS 131, but has not yet determined the specific nature and magnitude of the disclosures required by SFAS 131.

3.   BANK CREDIT FACILITY AND MORTGAGE NOTES PAYABLE

The Operating Partnership, the Subsidiaries and Weeks Development Partnership (Note 4), as co-borrowers, have a $225 million (increased from $175 million effective September 1, 1997) syndicated revolving credit facility (the "Credit Facility") with four banks. At the election of the Company, prior to March 1, 1998, total borrowing capacity under the Credit Facility may be reduced to $175 million. The Credit Facility is unsecured and can be used for development and construction, acquisitions and general corporate purposes. Each co-borrower is liable for its own borrowing; however, the entire Credit Facility is guaranteed by the Company and the Operating Partnership. Additionally, the Company and the co-borrowers are required to meet certain financial and non-financial covenants including limitations on secured borrowings and a restriction on the amount of dividends and distributions to not more than 95% of "funds from operations," a REIT industry measure of operating performance, unless the additional amounts are necessary to maintain the Company's REIT status under the Code. The Credit Facility matures on December 31, 1999, and may be extended annually through December 31, 2002, subject to an annual renewal fee of 0.125%.

The Credit Facility provides for advances of up to $225 million, subject to certain covenants, including those governing the Company's maximum unsecured borrowings and total leverage. Maximum available advances currently total $225 million. As of September 30, 1997, Credit Facility borrowings are detailed as follows (in thousands):

     --------------------------------------------------------------
                BORROWER                              AMOUNT
     --------------------------------------------------------------
                Operating Partnership                $150,098
                Weeks Realty Services, Inc.             5,280
                Weeks Construction Services, Inc.       2,900
                Weeks Development Partnership           7,342
     --------------------------------------------------------------
                                                     $165,620
     --------------------------------------------------------------

Interest under the Credit Facility is payable monthly at bank prime minus 0.25% or at LIBOR plus 1.35% at the election of the co-borrowers. Effective for Credit Facility borrowings subsequent to September 30, 1997, interest is payable monthly at bank prime minus 0.25% or at LIBOR plus 1.05%. The weighted average interest rate on Credit Facility borrowings, excluding the effect of the interest rate swap agreements described below, was 6.99% at September 30, 1997. Fees on the unused portion of the Credit Facility are 0.20% annually (decreased to 0.15% annually effective October 1, 1997).

Interest paid, net of amounts capitalized, totaled $14,123,000 and $8,120,000 for the nine months ended September 30, 1997 and 1996, respectively. Interest costs capitalized totaled $1,516,000 and $635,000 for the three months ended and $3,738,000 and $1,563,000 for the nine months ended September 30, 1997 and 1996, respectively.

The Company has in place three interest rate swap agreements with a commercial bank to effectively change the interest costs on $50,000,000 of Credit Facility borrowings from the variable rates discussed above to fixed rates. The agreements, with notional principal amounts of $10,000,000, $10,000,000 and $30,000,000, mature in July 1998, July 1999 and July 2001 with effective fixed interest rates of 7.72%,

7.89% and 8.14%, respectively (decreased to 7.42%, 7.59% and 7.84%, respectively, effective October 1, 1997, as a result of the corresponding decrease in the interest rate charged on the Company's Credit Facility borrowings).

In September 1997, the Company entered into a treasury rate guarantee hedge transaction ("Treasury Lock") to hedge its interest costs on an anticipated debt financing transaction. The impact of the Treasury Lock is to effectively lock in for the period through February 1998 a seven year treasury rate of approximately 6.3% on an anticipated borrowing of approximately $100 million.
As the Treasury Lock is considered a highly correlated hedge of anticipated borrowings, the costs paid or benefits received upon the settlement of the transaction will be recognized as an adjustment to interest expense over the term of the anticipated future borrowing.

Mortgage notes payable at September 30, 1997 and December 31, 1996, specifically listed for notes with outstanding balances in excess of $10 million, consist of the following (in thousands):

-----------------------------------------------------------------------------------------
                                                           SEPTEMBER 30,  DECEMBER 31,
                                                               1997           1996
-----------------------------------------------------------------------------------------
   FIXED RATE
   Mortgage note, interest only at 7.13%,
   due in 1999                                                  $ 38,000      $ 38,000
   Three mortgage notes, interest only at 7.75%,
   due in 1998                                                        --        31,170
   Mortgage note, principal and interest at 9.24%,
   due in 2005                                                    15,855        16,028
   Mortgage note, principal and interest at 9.625%,
   due in 2000                                                    12,945            --
   Mortgage note, principal and interest at 8.10%,
   due in 2006                                                    12,083        12,278
   Mortgage note, interest only at 7.625%,
   due in 2000                                                    10,300        10,300
   Other mortgage notes (26 at September 30, 1997),
   principal and interest at 6.00% to 9.80%,
   due in 1998 to 2112                                            95,695        83,956
   VARIABLE RATE
   Industrial revenue bonds, interest at 4.15% to 6.65%
   at September 30, 1997, due in 2004 and 2010                     5,809         5,843
-----------------------------------------------------------------------------------------
                                                                $190,687      $197,575
-----------------------------------------------------------------------------------------

At September 30, 1997, fixed rate mortgage notes payable included 31 notes with a weighted average interest rate of 8.13%. The weighted average term to maturity of fixed rate mortgage notes payable was 5.2 years at September 30, 1997. Fixed rate mortgage indebtedness decreased by $6,888,000 in 1997 due to the prepayment, without penalty, of three mortgage notes totaling $31,170,000, net of the assumption and issuance of mortgage notes totaling $26,009,000 in conjunction with the Company's building and land acquisitions, and net of principal repayments and retirements. Certain Company officers and Common Unitholders guarantee a portion of fixed rate mortgage notes.

Variable rate industrial revenue bonds include two separate arrangements. One bond issue with an outstanding balance of $5,140,000 accrues interest at rates equivalent to short-term tax-exempt Aa2 rated securities. The second bond issue accrues interest at 78% of the prime lending rate. The weighted average interest rate under these arrangements was 4.44% at September 30, 1997. The bonds are supported by letters of credit totaling $5,345,000.

Exclusive of letters of credit supporting industrial revenue bond financings, letters of credit totaling $1,958,000 at September 30, 1997, were issued to third parties.

Scheduled maturities of mortgage notes payable at September 30, 1997, are summarized as follows (in thousands):

        -----------------------------------
          YEAR                    AMOUNT
        -----------------------------------
          Remainder of 1997      $    616
          1998                      8,660
          1999                     49,502
          2000                     35,315
          2001                     10,990
          2002 and thereafter      85,604
        -----------------------------------
                                 $190,687
        -----------------------------------

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


The following information summarizes the financial position, results of operations and cash flows of the Subsidiaries and Weeks Development on a combined basis (in thousands):

--------------------------------------------------------------------------------
                                                 SEPTEMBER 30,   DECEMBER 31,
   FINANCIAL POSITION                                1997           1996
--------------------------------------------------------------------------------
   ASSETS
   Real estate assets                               $ 5,020        $ 7,200
   Investments in real estate partnerships
      and joint ventures                              2,859          3,025
   Receivables and other assets                      23,556         13,113
--------------------------------------------------------------------------------
                                                    $31,435        $23,338
--------------------------------------------------------------------------------

   LIABILITIES AND EQUITY
   Notes payable to the Company                     $10,900        $10,921
   Credit facility borrowings                        15,522          3,595
   Other borrowings                                      --          1,261
   Other liabilities                                  7,026         10,725
   Total equity                                      (2,013)        (3,164)
--------------------------------------------------------------------------------
                                                    $31,435        $23,338
--------------------------------------------------------------------------------

At September 30, 1997, the Company's investment in and notes receivable from the Subsidiaries totaling $8,876,000 includes notes receivable from the Subsidiaries of $10,900,000 and the Company's investment in the Subsidiaries of ($2,024,000).

                                                     THREE MONTHS     THREE MONTHS     NINE MONTHS      NINE MONTHS
                                                         ENDED           ENDED            ENDED            ENDED
RESULTS OF OPERATIONS                               SEPT. 30, 1997   SEPT. 30, 1996  SEPT. 30, 1997   SEPT. 30, 1996
---------------------------------------------------------------------------------------------------------------------
   REVENUE
   Construction and development fees                     $  724           $  810         $ 1,781          $ 1,638
   Landscape                                              1,442            1,454           4,313            3,832
   Property management fees                                  44               32             144              138
   Commissions                                              150               96             612              174
   Other                                                     74               81             260              223
---------------------------------------------------------------------------------------------------------------------
                                                          2,434            2,473           7,110            6,005
---------------------------------------------------------------------------------------------------------------------

   COSTS AND EXPENSES
   Direct costs                                           1,440            1,346           3,901            3,264
   Interest expense - Company                               326              329             981              986
   Interest expense - other                                  14               62             178              277
   General and administrative                               642              403           1,681            1,164
   Other                                                    103              299             385              400
---------------------------------------------------------------------------------------------------------------------
                                                          2,525            2,439           7,126            6,091
---------------------------------------------------------------------------------------------------------------------

   INCOME (LOSS) BEFORE GAINS ON SALE OF
      PROPERTIES AND EQUITY IN EARNINGS
      OF PARTNERSHIPS AND JOINT VENTURES                    (91)              34             (16)             (86)
   Gain on sale of properties - third parties                79               --             313               --
   Gain on sale of property - Company                        --               --             580               --
   Equity in earnings of partnerships
      and joint ventures                                     --               13             271               18
---------------------------------------------------------------------------------------------------------------------
   NET INCOME (LOSS)                                     $  (12)          $   47         $ 1,148          $   (68)
---------------------------------------------------------------------------------------------------------------------
   Net income (loss) attributable
      to Company                                         $  (12)          $   47         $ 1,137          $   (67)
   Interest expense - Company                               326              329             981              986
   Gain on sale of property - Company                        --               --            (580)              --
---------------------------------------------------------------------------------------------------------------------
   Equity in earnings of Subsidiaries                    $  314           $  376         $ 1,538          $   919
---------------------------------------------------------------------------------------------------------------------
   Distributions and interest paid
      to Company                                         $1,311           $1,313         $ 1,311          $ 1,313
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                                                                                        Nine Months      Nine Months
                                                                                           Ended            Ended
   CASH FLOWS                                                                         Sept. 30, 1997   Sept. 30, 1996
---------------------------------------------------------------------------------------------------------------------
   Operating activities                                                                  $(7,299)         $ 4,654
   Investing activities                                                                   (5,206)          (3,976)
   Financing activities                                                                   10,593            1,018
---------------------------------------------------------------------------------------------------------------------

Third-party service revenues detailed above include development and construction fees, landscaping revenues and lease commissions from affiliated partnerships and joint ventures totaling $108,000, $87,000 and $14,000, respectively, for the three months ended September 30, 1997, and $349,000, $67,000 and $22,000, respectively, for the three months ended September 30, 1996. Development and construction fees, landscaping revenues and lease commissions from affiliated entities totaled $250,000, $247,000 and $384,000, respectively, for the nine months ended September 30, 1997 and $484,000, $195,000 and $94,000, respectively, for the nine months ended September 30, 1996.

5.  SHAREHOLDERS' EQUITY

On October 10, 1997, the Company completed a public offering of 6,000,000 shares of its 8% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") and received net proceeds of approximately $144.6 million.
The proceeds were used to reduce the Company's outstanding Credit Facility borrowings. The Series A Preferred Stock has a liquidation preference of $25.00 per share and is redeemable at the option of the Company on or after October 10, 2002 at a redemption price of $25.00 per share.

In the second quarter of 1997, the Company completed a public offering of 3,584,000 shares of common stock and received net proceeds of approximately $106.6 million. The proceeds were used to reduce the Company's outstanding Credit Facility borrowings.

The Company declared and paid quarterly common stock dividends relating to the second quarter of 1997 of $7,604,000 or $0.43 per share during the three months ended September 30, 1997. Additionally, the minority Unitholders in the Operating Partnership received cash distributions totaling $2,175,000 or $0.43 per Common Unit during the three months ended September 30, 1997. In October 1997, the Company declared and paid quarterly common stock dividends and made distributions relating to the third quarter of 1997 of $7,612,000 or $0.43 per share and $2,211,000 or $0.43 per Common Unit, respectively. Additionally, in October 1997, the Company declared and paid a partial quarterly Series A Preferred Stock dividend of $720,000 or $0.12 per share.

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

6.  EARNINGS PER SHARE

Under APB 15, earnings per share is calculated using the weighted average number of common shares outstanding of 17,693,000 and 11,174,000 for the three months ended, and 15,904,000 and 11,162,000 for the nine months ended September 30, 1997 and 1996, respectively. The impact of outstanding stock options was not dilutive, as defined in APB 15, in 1997 or 1996. An assumed conversion of Common Units into common stock would not affect net income per common share. A comparison of earnings per share as calculated under APB 15, to proforma earnings per share, as calculated under the provisions of SFAS 128, is as follows:

                                              THREE MONTHS    THREE MONTHS    NINE MONTHS     NINE MONTHS
                                                 ENDED           ENDED           ENDED           ENDED
                                             SEPT. 30, 1997  SEPT. 30, 1996  SEPT. 30, 1997  SEPT. 30, 1996
   --------------------------------------------------------------------------------------------------------------
   Earnings per common share (APB 15)             $0.33           $0.27           $0.92           $0.83
   Basic earnings per common
      share (SFAS 128)                            $0.33           $0.27           $0.92           $0.83
   Diluted earnings per common
      share (SFAS 128)                            $0.32           $0.27           $0.91           $0.82

7.  ACQUISITIONS

The Company made initial acquisitions of property portfolios and the business operations of NWI Warehouse Group, L.P. ("NWI") in Nashville, Tennessee, and Lichtin Properties, Inc. and affiliates ("Lichtin") in the Raleigh-Durham-Chapel Hill area of North Carolina, on November 1, 1996 and December 31, 1996, respectively, in transactions accounted for under the purchase method. The Company's consolidated condensed results of operations for the three and nine months ended September 30, 1997, included the operating results of NWI and Lichtin for the entire period. The unaudited pro forma information below presents the Company's consolidated condensed results of operations as if the initial phases of the NWI and Lichtin acquisitions had occurred as of January 1, 1996. The unaudited pro forma information is not necessarily indicative of the results of operations of the Company had the acquisitions occurred as of January 1, 1996, nor is it necessarily indicative of future results. Additionally, the unaudited pro forma information excludes the impact of the buildings and land acquired or to be acquired from NWI and Lichtin subsequent to the initial acquisition dates detailed above.

                                                         Nine Months
                                                            Ended
 (Unaudited, in thousands, except per share amount)   September 30, 1996
------------------------------------------------------------------------
Revenues                                                    $51,377
Net income                                                    7,320
Earnings per common share                                   $  0.64

Effective July 1, 1997 and August 1, 1997, the Company acquired eight industrial buildings totaling approximately 512,000 square feet in the Raleigh-Durham-Chapel Hill area of North Carolina from Lichtin for aggregate acquisition consideration of approximately $31.7 million. The aggregate acquisition consideration of $31.7 million was comprised of the assumption of mortgage indebtedness of approximately $20.3 million, the issuance of approximately $2.2 million of Common Units in the Operating Partnership and $9.2 million of cash, used to fund the assumption and repayment of other indebtedness, closing costs and acquisition expenses, funded through Credit Facility borrowings.

In the second quarter of 1997, the Company acquired 17 industrial buildings totaling approximately 546,000 square feet located in the Northwest submarket of Atlanta, Georgia for approximately $29.2 million, including closing costs and acquisition expenses. The acquisition was funded through Credit Facility borrowings. On April 22, 1997, the Company acquired an industrial building totaling approximately 61,000 square feet located in Orlando, Florida for $2.9 million, including closing costs and acquisition expenses. This acquisition was also funded through Credit Facility borrowings.

In the first quarter of 1997, the Company acquired a total of five industrial buildings totaling 447,528 square feet. Three buildings totaling 154,341 square feet were acquired from Lichtin and two buildings totaling 293,187 square feet were acquired from NWI. Total acquisition consideration of approximately $17.7 million was comprised of the assumption of approximately $4.4 million of indebtedness and the issuance of approximately $13.3 million of Common Units in the Operating Partnership. Additionally, as part of these transactions, the Company acquired approximately five net usable acres of development land in exchange for $1.0 million of Common Units.

8.  PROPERTY SALE

On April 3, 1997, the Company sold a 96,000 square foot industrial building located in Spartanburg, South Carolina to one of the building's tenants for approximately $2.5 million, resulting in a gain of $209,000. For income tax purposes, the Company completed a tax-deferred, like-kind exchange involving the industrial building acquired in Orlando, Florida (see Note 7).

9.   REAL ESTATE LOANS

On July 31, 1997, the Company loaned $8.3 million to a construction management company under short-term loan agreements. The construction management company is serving as the construction and development manager of two of the Company's properties under development in Tampa, Florida. The loans bear interest at LIBOR plus 2.00%, are secured by real estate properties and mature on April 1, 1998. Interest income earned under these loans and included in the accompanying statements of operations totaled approximately $109,000 in the three and nine months ended September 30, 1997.

As of September 30, 1997, the Company has advanced $4.5 million to NWI (see Note
7) under a $5.7 million demand loan agreement. The loan bears interest at LIBOR plus 2.10% and is secured by real estate properties held by NWI. Interest income earned under the agreement and included in the accompanying statements of operations totaled approximately $69,000 and $106,000 in the three and nine months ended September 30, 1997.

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the accompanying consolidated condensed financial statements and notes thereto, included elsewhere herein. In addition to historical information, management's discussion and analysis and other statements issued or made from time to time by the Company or its representatives contain statements which may constitute "Forward-looking Statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, each as amended by the Private Securities Litigation Reform Act of 1995. 15 U.S.C.A. Sections 77z-2 And 78u-5 (Supp. 1996). Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. Any such Forward-looking Statements are not guarantees of future performance and the Company's actual results could differ materially from those set forth in such Forward-looking Statements. Factors currently known to management that could cause actual results to differ materially from those set forth in such Forward-looking Statements include general economic conditions, local real estate conditions, timely re-leasing of occupied square footage upon expiration, interest rates, availability of equity and debt financing, current construction schedules, the status of lease negotiations with potential tenants, the satisfactory completion of due diligence procedures and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K. The Company undertakes no obligation to update or revise Forward-looking Statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

GENERAL BACKGROUND

The Company was founded in 1965 and operated as a private real estate company until August 1994, when it completed an initial public offering and elected to be taxed as a REIT. As a self-administered and self-managed REIT, the Company owns, develops, acquires and manages primarily high-quality industrial and suburban office properties in the southeast United States. For a further description of the Company, see Note 1 to the consolidated condensed financial statements.

RESULTS OF OPERATIONS

Operating information relating to the Company's properties for the three and nine months ended September 30, 1997 and 1996, respectively, is summarized below (in thousands):

-------------------------------------------------------------------------------------------------------------------
                                     THREE MONTHS    THREE MONTHS             NINE MONTHS     NINE MONTHS
                                        ENDED           ENDED          %         ENDED           ENDED          %
                                    SEPT. 30, 1997  SEPT. 30, 1996  CHANGE   SEPT. 30, 1997  SEPT. 30, 1996  CHANGE
-------------------------------------------------------------------------------------------------------------------
Rental revenues                        $21,047         $12,193      72.6%         $57,326         $34,136    67.9%
Tenant reimbursements                    2,903           1,057     174.6%           7,319           3,064   138.9%
-------------------------------------------------------------------------------------------------------------------
Property operating revenues             23,950          13,250      80.8%          64,645          37,200    73.8%
-------------------------------------------------------------------------------------------------------------------
Operating and maintenance
 expenses                                3,098           1,589      95.0%           7,720           4,276    80.5%
Real estate taxes                        1,927           1,135      69.8%           5,394           3,288    64.1%
Depreciation and amortization            6,300           3,416      84.4%          17,344           9,416    84.2%
-------------------------------------------------------------------------------------------------------------------
Property operating expenses             11,325           6,140      84.4%          30,458          16,980    79.4%
-------------------------------------------------------------------------------------------------------------------
Property operating revenues less
 property operating expenses           $12,625         $ 7,110      77.6%         $34,187         $20,220    69.1%
-------------------------------------------------------------------------------------------------------------------

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

For the comparable three and nine month periods ended September 30, 1997 and 1996, operating results of the core properties, representing 134 properties totaling approximately 8,861,000 square feet, are summarized below (in thousands):

------------------------------------------------------------------------------------------------------------------------
                                     THREE MONTHS     THREE MONTHS               NINE MONTHS      NINE MONTHS
                                         ENDED            ENDED          %          ENDED            ENDED          %
                                    SEPT. 30, 1997   SEPT. 30, 1996   CHANGE   SEPT. 30, 1997   SEPT. 30, 1996   CHANGE
------------------------------------------------------------------------------------------------------------------------
Rental revenues                          $10,819          $10,757      0.6%         $32,316          $31,909      1.3%
Tenant reimbursements                      1,004              961      4.5%           3,230            2,944      9.7%
------------------------------------------------------------------------------------------------------------------------
Property operating revenues               11,823           11,718      0.9%          35,546           34,853      2.0%
------------------------------------------------------------------------------------------------------------------------
Operating and maintenance
 expenses                                  1,452            1,500     (3.2)%          4,219            4,154      1.6%
Real estate taxes                          1,095            1,055      3.8%           3,306            3,145      5.1%
Depreciation and amortization              3,066            2,966      3.4%           9,188            8,808      4.3%
------------------------------------------------------------------------------------------------------------------------
Property operating expenses                5,613            5,521      1.7%          16,713           16,107      3.8%
------------------------------------------------------------------------------------------------------------------------
Property operating revenues less
 property operating expenses             $ 6,210          $ 6,197      0.2%          18,833           18,746      0.5%
------------------------------------------------------------------------------------------------------------------------
Average occupancy                           95.0%            96.4%                     95.2%            96.2%
------------------------------------------------------------------------------------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THREE MONTHS ENDED SEPTEMBER 30, 1997, TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

Property operating revenues (rental revenue plus tenant reimbursements) increased $10,700,000 or 80.8% between periods. Of this increase, $8,774,000, $1,821,000 and $105,000 were attributable to acquisition, development and core properties, respectively. The increases relating to acquisition and development properties were due to the acquisition of 77 properties (46 in 1996 and 31 in 1997) totaling approximately 4,840,000 square feet and the stabilization of 22 development properties (8 in 1996 and 14 in 1997) and two property expansions (one each year) totaling approximately 2,499,000 square feet. Property operating expenses increased $5,185,000 or 84.4% between periods due primarily to the growth in the property portfolio resulting from the acquisition and development properties discussed above.

Property operating revenues from core properties increased 0.9% despite the impact of lost property operating revenues of approximately $75,000 from the sale of a 96,000 square foot building in April 1997 (see Note 8 to the consolidated condensed financial statements) and a decrease in overall average occupancy. Adjusted for the building sale discussed above, property operating revenues from core properties increased approximately 1.6%. This increase was due to both rental rate and reimbursement increases between periods. Property operating expenses increased 1.7% due primarily to increased real estate taxes in 1997. Property operating revenues less property operating expenses from core properties increased 1.9%, exclusive of depreciation and amortization expense and after adjusting for the building sale discussed herein.

Interest expense increased by $1,585,000 or 49.5% from $3,202,000 for the three months ended September 30, 1996, to $4,787,000 for the three months ended September 30, 1997, as a result of increased mortgage interest of $1,740,000 due to mortgage debt assumed in conjunction with certain of the Company's 1996 and 1997 property acquisitions, offset by reduced Credit Facility interest of $155,000. Interest expense of $4,787,000 for the three months ended September 30, 1997, consisted of mortgage interest of $3,823,000 and Credit Facility interest of $964,000.

Company general and administrative expenses increased by $496,000 or 65.3% from $760,000 for the three months ended September 30, 1996, to $1,256,000 for the three months ended September 30, 1997, due primarily to increased personnel and related costs associated with the Company's southeast expansion. The majority of the increase relates to the additional general and administrative expenses associated with the Company's Nashville, Tennessee and Raleigh, North Carolina operations, both of which were acquired in the fourth quarter of 1996, and to a lesser extent expenses related to the establishment of an office in Orlando, Florida, which also occurred in the fourth quarter of 1996. As a percentage of total revenue, general and administrative expenses decreased from 5.6% in the third quarter of 1996 to 5.2% in the third quarter of 1997. General and administrative expenses of the Company when combined with the general and administrative expenses of the Subsidiaries increased $735,000 or 63.2% from $1,163,000 in 1996 to $1,898,000 in 1997 for the same reasons discussed above having to do with the Company's southeast expansion. As a percentage of the combined revenues of the Company and the Subsidiaries, the combined general and administrative expenses of the Company and the Subsidiaries decreased from 7.3% in the third quarter of 1996 to 7.1% in the third quarter of 1997.

Interest income increased $330,000 or 268.3% from $123,000 for the three months ended September 30, 1996 to $453,000 for the three months ended September 30, 1997, due primarily to increased real estate loan balances between periods (see
Note 9 to the consolidated condensed financial statements).

Equity in earnings of the Subsidiaries represents the Company's 99% economic interest in the earnings of the Subsidiaries after the elimination of interest expense and gains on property sales to the Company (see Note 4 to the consolidated condensed financial statements). Equity in earnings of the Subsidiaries decreased by $62,000 or 16.5% from $376,000 for the three months ended September 30, 1996 to $314,000 for the three months ended September 30, 1997 due to somewhat lower profits from the Subsidiaries' third-party construction and real estate brokerage businesses and increased general and administrative expenses offset somewhat by gains from land sales in 1997.

COMPARISON OF OPERATING RESULTS FOR NINE MONTHS ENDED SEPTEMBER 30, 1997, TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Property operating revenues (rental revenue plus tenant reimbursements) increased $27,445,000 or 73.8% between periods. Of this increase, $22,197,000, $4,555,000 and $693,000 were attributable to acquisition, development and core properties, respectively. The increases relating to acquisition and development properties were due to the acquisition of 77 properties (46 in 1996 and 31 in 1997) totaling approximately 4,840,000 square feet and the stabilization of 22 development properties (8 in 1996 and 14 in 1997) and two property expansions (one each year) totaling approximately 2,499,000 square feet. Property operating expenses increased $13,478,000 or 79.4% between periods due primarily to the growth in the property portfolio resulting from the acquisition and development properties discussed above.

Property operating revenues from core properties increased 2.0% despite the impact of lost property operating revenues of approximately $240,000 resulting from the sale of a 96,000 square foot building in April 1997 (see Note 8 to the consolidated condensed financial statements) and a decrease in overall average occupancy. Adjusted for the building sale discussed above, property operating revenues from core properties increased approximately 2.5%. This increase was due to both rental rate and reimbursement increases between periods. Property operating expenses increased 3.8% due primarily to increased utilities, repairs and maintenance and real estate tax expenses in 1997. Property operating revenues less property operating expenses from core properties increased 2.2%, exclusive of depreciation and amortization expense and after adjusting for the building sale discussed herein.

Interest expense increased by $6,184,000 or 75.8% from $8,157,000 for the nine months ended September 30, 1996, to $14,341,000 for the nine months ended September 30, 1997, as a result of increased mortgage interest of $5,262,000 due to mortgage debt assumed in conjunction with certain of the Company's 1996 and 1997 property acquisitions, and increased Credit Facility interest of $922,000 in the first nine months of 1997. Interest expense of $14,341,000 in the first nine months of 1997 consisted of mortgage interest of $11,530,000 and Credit Facility interest of $2,811,000.

Company general and administrative expenses increased by $1,501,000 or 69.0% from $2,174,000 for the nine months ended September 30, 1996, to $3,675,000 for the nine months ended September 30, 1997, due primarily to increased personnel and related costs associated with the Company's southeast expansion. The majority of the increase relates to the additional general and administrative expenses associated with the Company's Nashville, Tennessee and Raleigh, North Carolina operations, both of which were acquired in the fourth quarter of 1996, and to a lesser extent expenses related to the establishment of an office in Orlando, Florida, which also occurred in the fourth quarter of 1996. As a percentage of total revenue, general and administrative expenses decreased from 5.7% in the first nine months of 1996 to 5.6% in the first nine months of 1997. General and administrative expenses of the Company when combined with the general and administrative expenses of the Subsidiaries increased $2,018,000 or

60.5% from $3,338,000 in 1996 to $5,356,000 in 1997 for the same reasons discussed above having to do with the Company's southeast expansion. As a percentage of the combined revenues of the Company and the Subsidiaries, the combined general and administrative expenses of the Company and the Subsidiaries decreased from 7.6% in the first nine months of 1996 to 7.4% in the first nine months of 1997.

Interest income increased $675,000 or 210.3% from $321,000 for the nine months ended September 30, 1996 to $996,000 for the nine months ended September 30, 1997, due primarily to increased real estate loan balances between periods (see
Note 9 to the consolidated condensed financial statements).

Equity in earnings of the Subsidiaries represents the Company's 99% economic interest in the earnings of the Subsidiaries after the elimination of interest expense and gains on property sales to the Company (see Note 4 to the consolidated condensed financial statements). Equity in earnings of the Subsidiaries increased by $619,000 or 67.4% from $919,000 for the nine months ended September 30, 1996 to $1,538,000 for the nine months ended September 30, 1997 due primarily to gains on land sales and on the sale of an operating building of $313,000 in 1997 and increased earnings from partnership and joint venture investments of $253,000 between years due to higher profits from underlying partnership and joint venture land sales activity.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash provided by operating activities increased from $22,414,000 for the nine months ended September 30, 1996, to $36,538,000 for the nine months ended September 30, 1997, due primarily to the growth in the Company's operating income resulting from 22 development properties (8 in 1996 and 14 in 1997) and two property expansions (one each year) stabilized and from 77 buildings acquired (46 in 1996 and 31 in 1997).

Net cash used in investing activities increased from $84,920,000 for the nine months ended September 30, 1996, to $127,213,000 for the nine months ended September 30, 1997, due primarily to higher property development and land and building acquisition volumes in the first nine months of 1997 compared to 1996.

Net cash provided by financing activities increased from $61,572,000 for the nine months ended September 30, 1996, to $90,891,000 for the nine months ended September 30, 1997. This net increase between periods reflects primarily the net proceeds of approximately $107 million from a common equity offering in 1997, net of debt retirements, used to finance the Company's property portfolio growth.

The Company's net cash flow from operations is currently sufficient to meet the Company's current operational needs and to satisfy the Company's current quarterly dividends on both its common and preferred stock (see below). Management believes that operating cash flows will continue to be adequate to fund these requirements in 1997 and 1998. The Company operates as and intends to maintain its qualification as a REIT under the Code. As a REIT, the Company will generally not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 95% of its taxable income to its shareholders.

In addition to its operating cash flow, the Company has a $225 million unsecured revolving Credit Facility with a syndicated bank group (see Note 3 to the consolidated condensed financial statements), which may be used, among other things, to meet its operational obligations and annual REIT dividend requirements. The Company currently intends to finance its development, construction and acquisition activities primarily through borrowings under the Credit Facility. As of September 30, 1997, the Company had available capacity under the Credit Facility of approximately $59.4 million (see Note 3 to the consolidated condensed financial statements).

In October 1997, the Company completed a public offering of 6,000,000 shares of Series A Preferred Stock and received net proceeds of approximately $144.6 million. The net proceeds were applied to outstanding Credit Facility borrowings, increasing the Company's available capacity under the Credit Facility.

The Company believes it has adequate liquidity, borrowing capacity and sources of capital, including available capacity under its existing Credit Facility and remaining capacity of approximately $450 million under a universal shelf registration statement, to meet its current operational requirements, to fund annual principal repayments under existing mortgage notes payable, and to fund its current development and acquisition activity. It is management's expectation that the Company will continue to have access to the additional capital resources necessary to further expand and develop its business and to refinance mortgage notes payable as they mature. These resources include the expansion of the available borrowing capacity under the Credit Facility and other forms of debt and equity financing, in both public and private markets. The Company recently obtained unsecured investment grade corporate debt ratings which may assist it in accessing the corporate debt market in future periods. Future development and acquisition activities will be undertaken by the Company only as suitable opportunities arise. Such activities are not expected to be undertaken unless adequate sources of financing are available and a satisfactory budget with an appropriate return on investment has been internally approved. The Company maintains staffing levels sufficient to meet its existing construction and leasing activities and capitalizes a portion of the costs relating to these activities to development projects and leasing transactions, respectively. If market conditions warrant, the Company may adjust staffing levels to avoid a negative impact on the Company's results of operations.

Total consolidated debt amounted to $340.8 million at September 30, 1997, including borrowings under the Credit Facility of $150.1 million and mortgage notes payable of $190.7 million. Of the $190.7 million of mortgage indebtedness, $184.9 million is fixed rate and $5.8 million is variable rate. The weighted average interest rate on the Company's fixed rate mortgage debt was 8.13% and on its variable rate mortgage debt was 4.44% at September 30, 1997. The weighted average interest rate under the Credit Facility at September 30, 1997, (excluding the effect of the interest rate swap agreements described
below) was 6.99%.   The Company has in place interest rate swap agreements to
fix the Company's interest costs on $50.0 million of the Company's Credit
Facility borrowings.   The weighted average effective interest rate under the
fixed swap arrangements is approximately 8.0% (approximately 7.70% effective October 1, 1997, as a result of the corresponding decrease in the interest rate charged on the Company's Credit Facility borrowings). If interest rates under the Credit Facility, in excess of the $50.0 million discussed herein, and under the Company's variable rate mortgage debt, fluctuated by 1%, interest costs to the Company, before capitalization of interest, if any, based on outstanding borrowings at September 30, 1997, would increase or decrease by approximately $1.2 million on an annualized basis. The Company decreased its outstanding Credit Facility borrowings in October 1997 from the proceeds of the preferred stock offering discussed above.

Based on the outstanding balance of mortgage notes payable at September 30, 1997, the weighted average interest rates on the mortgage notes with a final maturity in each of the next five years were 8.55% in 1998, 7.36% in 1999, 8.86% in 2000 and 7.41% in 2001. None of the mortgage notes mature in 1997.

At September 30, 1997, the Company's mortgage debt on its consolidated properties was $190.7 million. Including Credit Facility borrowings of $150.1 million for the Company and $15.5 million for the Subsidiaries, the total debt obligations of the Company and the Subsidiaries were $356.3 million or 32% of total market capitalization (assuming the exchange of all Common Units for shares of common stock). At September 30, 1997 (based on the closing price of the common stock of $32.75 on September 30, 1997, the last trading day of the quarter, and assuming the exchange of all Common Units for shares of common stock), there would be 22,843,449 shares of common stock outstanding with a total market value of $748.1 million. As discussed above, the Company substantially reduced its Credit Facility borrowings from the net proceeds of approximately $144.6 million from the preferred stock offering discussed above. Adjusted for the application of these proceeds, the total debt obligations of the Company and its unconsolidated subsidiaries would have been $211.7 million, or 19% of total market capitalization (assuming the issuance of the 6,000,000 shares of preferred stock at $25.00 each and the exchange of all Common Units for shares of common stock), at September 30, 1997.

CURRENT DEVELOPMENT ACTIVITY

The Company's current development activity as of November 5, 1997, is summarized below. The properties are located in metropolitan Atlanta, Georgia, unless otherwise indicated.

-------------------------------------------------------------------------------------------------
                                                                     ESTIMATED       ESTIMATED
                                             SQUARE     ESTIMATED    COMPLETION    STABILIZATION
                                              FEET/(1)/   COST/(2)/    DATE/(3)/       DATE/(4)/
-------------------------------------------------------------------------------------------------
MULTI-TENANT
5195 Southridge Pkwy.                        60,000  $  2,758,000    3Q95/(5)/       4Q97/(6)/
5149 Southridge Pkwy. (expansion)            46,800     2,497,000    1Q96/(5)/       4Q97/(6)/
250 Hembree Park Dr.                         94,500     4,942,000    4Q96/(5)/       4Q97/(6)/
1335 Northmeadow Pkwy.                       88,783     6,950,000    4Q96/(5)/       4Q97/(6)/
1629 Prime Ct. (Orlando, FL)                 43,200     2,416,000    1Q97/(5)/       4Q97
1750 Beaver Ruin Rd.                         67,600     4,860,000    2Q97/(5)/       4Q97
2490 Principal Row (Orlando, FL)            101,800     3,491,000    2Q97/(5)/       4Q97
2885 Breckinridge Blvd.                      80,450     5,866,000    4Q97/(5)/       4Q97
120 Declaration Dr.                         301,200     7,841,000    1Q97/(5)/       1Q98
11390 Old Roswell Rd.                        47,600     3,527,000    4Q97            2Q98/(6)/
250 Horizon Dr.                             267,619     7,661,000    3Q97/(5)/       3Q98
736 Melrose Ave. (Nashville, TN)            103,473     5,454,000    4Q97            4Q98
2755 Premiere Pkwy.                          79,588     3,500,000    4Q97            4Q98
3300 Briley Park Blvd. (Nashville, TN)      194,750     6,374,000    4Q97            4Q98
130 Declaration Dr.                         210,000     5,373,000    4Q97            4Q98
3270 Summit Ridge Pkwy.                     152,000     4,198,000    4Q97            4Q98
1120 Celebration Blvd. (Orlando, FL)         58,702     4,879,000    1Q98            1Q99
2550 Northwinds Pkwy.                       149,797    16,169,000    1Q98            1Q99
3885 Crestwood Pkwy.                        105,295    11,109,000    1Q98            1Q99
1700 Perimeter Park Dr. (Raleigh, NC)        81,000     7,947,000    1Q98            1Q99
5400 McCrimmon Pkwy. (Raleigh, NC)          146,250     9,166,000    1Q98            1Q99
660 Hembree Pkwy.                            94,500     4,226,000    1Q98            1Q99
255 Technology Pkwy. (Orlando, FL)           52,777     3,257,000    1Q98            1Q99
2491 Park South (Orlando, FL)               118,250     4,005,000    1Q98            1Q99
525 Technology Pkwy. (Orlando, FL)           65,042     4,360,000    1Q98            1Q99
Metro Center I (Nashville, TN)              165,000     6,552,000    2Q98            2Q99
Fairfield I (Tampa, FL)                      68,480     2,854,000    2Q98            2Q99
Fairfield II (Tampa, FL)                    173,514     4,935,000    2Q98            2Q99
Northpoint I (Orlando, FL)                  108,000    10,278,000    4Q98            4Q99
-------------------------------------------------------------------------------------------------
                                          3,325,970   167,445,000
-------------------------------------------------------------------------------------------------
BUILD-TO-SUIT
2850 Premiere Pkwy.                          86,000     2,938,000    4Q97            4Q97
Paramount Pkwy. (Raleigh, NC)                99,684     9,708,000    2Q98            1Q99
3925 Brookside Pkwy.                        106,356    10,000,000    3Q98            3Q98
-------------------------------------------------------------------------------------------------
                                            292,040    22,646,000
-------------------------------------------------------------------------------------------------
                                          3,618,010  $190,091,000
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

(5) Shell completed; interior tenant finish to be completed.
(6) The Company is the developer of and has an option to acquire these properties from affiliated joint ventures upon stabilization, as defined in the applicable joint venture agreement. The date above reflects the estimated stabilization and resulting acquisition date by the Company.

CURRENT ACQUISITION ACTIVITY

In conjunction with the NWI and Lichtin acquisition transactions (see Note 7 to the consolidated condensed financial statements), the Company has agreed, subject to certain closing conditions, including updating its due diligence procedures, to the future acquisition from NWI and Lichtin of approximately 164 net usable acres of undeveloped land and eight buildings under development. The aggregate acquisition consideration is estimated to total approximately $72.7 million, subject to adjustment for the actual operating results of certain properties to be acquired as more fully discussed in the acquisition agreements. In addition, the Company has agreed, subject to certain closing conditions, including updating its due diligence procedures, to the acquisition of two industrial buildings in Jacksonville, Florida for total acquisition consideration of approximately $5.5 million. It is expected that these future acquisitions will be consummated primarily through a combination of the issuance of Units and the assumption of indebtedness, some of which will be repaid through borrowings under the Credit Facility.

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

SUPPLEMENTAL DISCLOSURE OF FUNDS FROM OPERATION

The Company believes that funds from operations ("FFO") provides an additional indicator of the financial performance of the Company. FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") to mean net income (loss) determined in accordance with generally accepted accounting principles ("GAAP") excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real property, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. FFO is influenced not only by the operations of the properties, but also by the capital structure of the Company. Accordingly, the Company expects that FFO will be one of the factors considered by its Board of Directors in determining the amount of cash dividends the Company will pay to its shareholders. FFO does not represent cash flow from operating, investing and financing activities as defined by GAAP, which are discussed under "Liquidity and Capital Resources" in this section.
Additionally, FFO does not measure whether cash flow is sufficient to fund all cash flow needs, including principal amortization, capital expenditures and dividends to shareholders, and should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance or as an alternative to cash flow, as defined by GAAP, as a measure of liquidity.

The Company's calculation of FFO follows the guidelines issued by NAREIT, including the recognition of rental income on the "straight-line" basis consistent with its treatment in the Company's statement of operations under GAAP. The "straight-line" rental adjustment increased rental revenues by $176,000 and $135,000 for the three months ended and $500,000 and $326,000 for the nine months ended September 30, 1997 and 1996, respectively. In accordance with the NAREIT guidelines, the Company excludes gains or losses on sales of operating (previously depreciated) real estate assets in calculating FFO, but includes gains or losses on sales of undepreciated assets (land) that are of a recurring nature. Pre-tax gains on land sales are included in FFO in the amount of $79,000 and $27,000, respectively, for the three months ended, and $527,000 and $67,000, respectively, for the nine months ended September 30, 1997 and 1996.

FFO presented herein under NAREIT guidelines is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition.

For the three months ended September 30, 1997, FFO increased by $4,830,000 or 83.0% to $10,649,000 compared to FFO of $5,819,000 for the three months ended September 30, 1996. For the nine months ended September 30, 1997, FFO increased by $10,807,000 or 63.9% to $27,714,000 compared to FFO of $16,907,000 for the nine months ended September 30, 1996. FFO calculated under the current NAREIT guidelines for the three and nine months ended September 30, 1997 and 1996, respectively, are detailed below (in thousands):

--------------------------------------------------------------------------------------------------------------------
                                                   THREE MONTHS     THREE MONTHS      NINE MONTHS      NINE MONTHS
                                                       ENDED            ENDED            ENDED            ENDED
                                                  SEPT. 30, 1997   SEPT. 30, 1996   SEPT. 30, 1997   SEPT. 30, 1996
--------------------------------------------------------------------------------------------------------------------
Net income                                               $ 5,768          $ 3,033          $14,673          $ 9,226
Minority interests                                         1,683              698            4,533            2,124
Depreciation & amortization                                6,300            3,416           17,344            9,416
Depreciation and amortization -- subsidiaries                 --               10               10               30
Gain on sale of operating real estate asset                   --               --             (209)              --
Gain on sale of operating real estate asset --
 subsidiaries                                                 --               --              (76)              --
--------------------------------------------------------------------------------------------------------------------
Funds from operations (Operating
 Partnership Units fully converted)                       13,751            7,157           36,275           20,796
Ownership of Operating Partnership/(1)/                    77.48%           81.30%           76.40%           81.30%
--------------------------------------------------------------------------------------------------------------------
FUNDS FROM OPERATIONS ATTRIBUTABLE TO
 THE COMPANY'S SHAREHOLDERS                              $10,649          $ 5,819          $27,714          $16,907
--------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                       17,693           11,174           15,904           11,162
--------------------------------------------------------------------------------------------------------------------

(1) Represents the Company's weighted average ownership of the Operating Partnership for the period.

SUPPLEMENTAL INFORMATION ON CAPITAL EXPENDITURES AND LEASING COSTS

The following table details the Company's capital expenditures and leasing costs for the three and six months ended September 30, 1997 and 1996, respectively (in thousands):

--------------------------------------------------------------------------------------------------------------------
                                                   THREE MONTHS    THREE MONTHS    NINE MONTHS     NINE MONTHS
                                                      ENDED           ENDED           ENDED           ENDED
                                                  SEPT. 30, 1997  SEPT. 30, 1996  SEPT. 30, 1997  SEPT. 30, 1996
--------------------------------------------------------------------------------------------------------------------
Building acquisitions                                    $31,594         $30,955   $      81,352    $     40,366
Development and land acquisition activity/(1)/            40,297          17,982          88,124          36,572
Non-revenue-producing building
 improvements                                                249             106             611             390
Tenant improvement and leasing costs
 on second-generation leases/(2)/                          1,140             625           3,234           2,070
Tenant improvement expenditures to be
 reimbursed by tenants                                        --              40              --              40
--------------------------------------------------------------------------------------------------------------------
                                                         $73,280         $49,708        $173,321/(3)/    $79,438/(4)/
--------------------------------------------------------------------------------------------------------------------

(1) Includes first-generation leasing costs on stabilized development properties totaling $1,470,000 and $91,000 in the three months ended and $2,816,000 and $645,000 in the nine months ended September 30, 1997 and 1996, respectively.
(2) Includes second-generation leasing costs totaling $471,000 and $393,000 in the three months ended and $1,538,000 and $857,000 in the nine months ended September 30, 1997 and 1996, respectively.
(3) Reflects aggregate capital expenditures and leasing costs net of the settlement of real estate loans of $2,874,000 and including the assumption of indebtedness of $34,779,000, the issuance of $16,568,000 of Common Units and other changes in construction and acquisition related payables, net of receivables, of $2,397,000 for the nine months ended September 30, 1997.
(4) Reflects aggregate capital expenditures and leasing costs, exclusive of the decrease in construction accounts payable of $1,433,000 for the nine months ended September 30, 1996.

The following table summarizes by period the Company's capitalized tenant improvement and leasing costs incurred in the renewal or re-leasing of previously occupied space for the nine months ended September 30, 1997, and the year ended December 31, 1996, respectively. The information detailed below is presented based on the date the tenants occupy the leased space.


CAPITALIZED TENANT IMPROVEMENTS AND LEASING COSTS
-----------------------------------------------------------------------------------------------
                                                                  NINE MONTHS        YEAR
                                                                     ENDED           ENDED
(In thousands, except per square foot information)              SEPT. 30, 1997  DEC. 31, 1996
-----------------------------------------------------------------------------------------------
INDUSTRIAL PROPERTIES
 RE-LEASING
   Square feet re-leased                                                 886            678
   Capitalized tenant improvements and leasing commissions            $1,574         $1,395
   Capitalized tenant improvements and leasing commissions
    per square foot                                                   $ 1.78         $ 2.06
 RENEWAL
   Square feet renewed                                                 1,730          1,027
   Capitalized tenant improvements and leasing commissions            $1,112         $1,055
   Capitalized tenant improvements and leasing commissions
    per square foot                                                   $ 0.64         $ 1.03
 TOTAL
   Square feet                                                         2,616          1,705
   Capitalized tenant improvements and leasing commissions            $2,686         $2,450
   Capitalized tenant improvements and leasing commissions
    per square foot                                                   $ 1.03         $ 1.44
-----------------------------------------------------------------------------------------------
SUBURBAN OFFICE PROPERTIES
 RE-LEASING
   Square feet re-leased                                                  52             16
   Capitalized tenant improvements and leasing commissions            $  270         $   45
   Capitalized tenant improvements and leasing commissions
    per square foot                                                   $ 5.20         $ 2.80
 RENEWAL
   Square feet renewed                                                   133            106
   Capitalized tenant improvements and leasing commissions            $  217         $  290
   Capitalized tenant improvements and leasing commissions
    per square foot                                                   $ 1.63         $ 2.74
 TOTAL
   Square feet                                                           185            122
   Capitalized tenant improvements and leasing commissions            $  487         $  335
   Capitalized tenant improvements and leasing commissions
    per square foot                                                   $ 2.64         $ 2.75
-----------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF TENANT AND LEASE EXPIRATION INFORMATION

TENANTS

As of September 30, 1997, the Company's properties were leased to 705 tenants including local, regional, national and international companies. The Company's 30 largest tenants (measured by annualized base rent for leases in place in stabilized properties and in properties under development or in lease-up where tenants were paying rent at September 30, 1997) occupy a total of approximately
27.6 million square feet and represent 30.4% of the annualized base rent as shown in the table below.

30 LARGEST TENANTS MEASURED BY ANNUALIZED BASE RENT
-------------------------------------------------------------------------------------------------------------
                                                                                   % OF TOTAL
                                            SQUARE     NUMBER      ANNUALIZED      ANNUALIZED
RANK  TENANT                                 FEET     OF LEASES  BASE RENT/(1)/  BASE RENT/(1)/    STATE
--------------------------------------------------------------------------------------------------------------
   1  Northern Telecom                       416,271       9     $ 3,085,968         3.4%           NC,TN
   2  Scientific Atlanta, Inc./(2)/          600,413      11       2,668,779         2.9%             GA
   3  IKON Office Solutions, Inc.            170,000       3       1,422,900         1.6%             GA
   4  GTE Mobilnet Service Corporation       126,124       3       1,320,976         1.5%           GA,NC
   5  Radian International LLC                90,159       2       1,170,275         1.3%             NC
   6  Honeywell, Inc.                         70,016       3         963,953         1.1%             GA
   7  DeVry, inc.                             64,981       1         959,120         1.1%             GA
   8  The Athlete's Foot Group, Inc.         162,651       1         897,155         1.0%             GA
   9  Fisher Scientific Company              223,219       1         875,019         1.0%             GA
  10  Tridom Corporation                     117,403       4         806,423         0.9%             GA
  11  National Data Corporation               50,283       4         786,777         0.9%             GA
  12  AT&T Corp.                              67,551       5         752,082         0.8%          GA,NC,TN
  13  Saab Cars U.S.A., Inc.                  63,625       3         749,509         0.8%             GA
  14  PPD Pharmaco, Inc.                      72,416       4         747,368         0.8%             NC
  15  360 Degree Communications               58,008       6         710,582         0.8%             NC
  16  Best Buy Stores, L.P.                  222,643       1         703,552         0.8%             GA
  17  United Healthcare                       72,991       2         699,856         0.8%           GA,SC
  18  Intelligent Systems Corporation        137,100       1         685,500         0.8%             GA
  19  Sally Foster, Inc.                     197,200       2         673,237         0.7%             SC
  20  Vanstar Corporation                     86,880       4         668,124         0.7%             GA
  21  Yokohama Tire Corporation              252,092       1         665,383         0.7%             GA
  22  Auto-Lok, Inc.                         222,900       2         658,879         0.7%             GA
  23  Ahlstrom Recovery, Inc.                 62,893       2         649,493         0.7%             GA
  24  Astronet Corporation                    34,138       1         648,622         0.7%             GA
  25  Siemens Energy & Automation, Inc.      240,000       3         637,200         0.7%             GA
  26  The Bombay Company, Inc.               253,890       2         631,344         0.7%             GA
  27  Southern Multimedia
      Communications, inc.                   117,647       3         604,692         0.7%             GA
  28  United Parcel Service, Inc.            128,275       3         594,201         0.6%           TN,FL
  29  Appleton Papers Inc.                   210,600       1         593,892         0.6%             GA
  30  Tekelec, Inc.                           68,236       2         579,324         0.6%             NC
--------------------------------------------------------------------------------------------------------------
                                           4,660,605      90     $27,610,185        30.4%
--------------------------------------------------------------------------------------------------------------

(1) Annualized cash base rent net of rental concessions, if any, based on leases in place for stabilized properties and in properties under development or in lease-up where tenants were paying rent as of September 30, 1997.
(2) Scientific Atlanta announced plans during the second quarter of 1996 to relocate over a period of several years certain facilities to a new, owned corporate campus. Based on scheduled lease termination dates and assuming the spaces were not re-leased, there would be less than a $0.01 per share impact on the Company's funds from operations and net income in 1997.

LEASE EXPIRATIONS

The following tables show scheduled lease expirations for the Company's total property portfolio, for its industrial property portfolio and for its suburban office portfolio, respectively, based on leases under which tenants were paying rent in both stabilized and pre-stabilized properties as of September 30, 1997, assuming no exercise of renewal options or termination rights, if any:

---------------------------------------------------------------------------------------------------
                                    SQUARE                      ANNUALIZED        % OF TOTAL
         YEAR OF                     FEET        % OF TOTAL   BASE RENT/(1)/      ANNUALIZED
        EXPIRATION              (IN THOUSANDS)  SQUARE FEET   (IN THOUSANDS)       BASE RENT/(1)/
---------------------------------------------------------------------------------------------------
TOTAL PORTFOLIO
           1997                       821           5.1%         $ 4,614              4.8%
           1998                     2,752          17.2%          14,501             15.1%
           1999                     1,891          11.9%          11,333             11.8%
           2000                     2,773          17.4%          17,028             17.8%
           2001                     1,308           8.2%           7,553              7.9%
           2002                     1,549           9.7%          11,762             12.3%
           2003                       611           3.8%           5,411              5.6%
           2004                     1,283           8.0%           6,218              6.5%
           2005                       876           5.5%           5,389              5.6%
           2006                       603           3.8%           3,011              3.1%
           2007                       868           5.4%           4,923              5.1%
           2008                       223           1.4%             783              0.8%
           2011                       294           1.8%           1,704              1.8%
           2012                       136           0.8%           1,653              1.8%
---------------------------------------------------------------------------------------------------
                                   15,988/(2)/    100.0%         $95,883            100.0%
---------------------------------------------------------------------------------------------------
INDUSTRIAL PROPERTIES
           1997                       801           5.4%         $ 4,304              5.6%
           1998                     2,637          17.9%          12,838             16.6%
           1999                     1,800          12.2%          10,206             13.2%
           2000                     2,520          17.1%          13,669             17.6%
           2001                     1,238           8.4%           6,517              8.4%
           2002                     1,297           8.8%           7,617              9.8%
           2003                       439           3.0%           2,857              3.7%
           2004                     1,179           8.0%           4,518              5.8%
           2005                       847           5.8%           4,950              6.4%
           2006                       582           3.9%           2,642              3.4%
           2007                       818           5.5%           4,463              5.8%
           2008                       223           1.5%             783              1.0%
           2011                       294           2.0%           1,704              2.2%
           2012                        68           0.5%             451              0.5%
---------------------------------------------------------------------------------------------------
                                   14,743         100.0%         $77,519            100.0%
---------------------------------------------------------------------------------------------------
                                                                (Table continued on following page)

---------------------------------------------------------------------------------------------------
                                    SQUARE                      ANNUALIZED        % OF TOTAL
         YEAR OF                     FEET        % OF TOTAL   BASE RENT/(1)/      ANNUALIZED
        EXPIRATION              (IN THOUSANDS)  SQUARE FEET   (IN THOUSANDS)       BASE RENT/(1)/
---------------------------------------------------------------------------------------------------
SUBURBAN
OFFICE PROPERTIES
          1997                       21           1.7%         $   310              1.7%
          1998                      114           9.5%           1,651              9.2%
          1999                       90           7.5%           1,105              6.2%
          2000                      216          18.0%           3,050             17.0%
          2001                       70           5.9%           1,036              5.8%
          2002                      252          21.1%           4,146             23.2%
          2003                      172          14.4%           2,554             14.3%
          2004                      104           8.7%           1,700              9.5%
          2005                       26           2.1%             382              2.1%
          2006                       17           1.5%             309              1.7%
          2007                       50           4.2%             460              2.6%
          2008                        0           0.0%               0              0.0%
          2011                        0           0.0%               0              0.0%
          2012                       65           5.4%           1,203              6.7%
---------------------------------------------------------------------------------------------------
                                  1,197         100.0%         $17,906            100.0%
---------------------------------------------------------------------------------------------------

   (1) Annualized base rent represents the annualized monthly base rental at the time of lease expiration.
   (2) The total square footage as of September 30, 1997, is comprised of approximately 15,152,920 square feet of leases in stabilized properties, and approximately 835,304 square feet of leases in properties under development or in lease-up where tenants are paying rent as of September 30, 1997.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share" was issued prescribing a new method for computing earnings per share. When implemented, SFAS 128 will supersede Accounting Principles Board Opinion ("APB") 15, "Earnings per Share," the current accounting literature utilized in computing earnings per share under generally accepted accounting principles. Under SFAS 128, the Company will be required to present both basic and diluted earnings per share in its interim and annual financial statements for periods beginning with its financial statements for the quarter and year ended December 31, 1997. The impact of SFAS 128 on the Company's consolidated earnings per share amounts for the three and nine months ended September 30, 1997 and 1996 are discussed in Note 6 to consolidated condensed financial statements.

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

PART II - OTHER INFORMATION
ITEM 2 - CHANGE IN SECURITIES

       During the three months ended September 30, 1997, the Company caused the Operating Partnership to issue a total of 83,568 Common Units in the Operating Partnership, in full or partial consideration for the acquisition of real estate properties from Lichtin. The aggregate value of the properties acquired by the Company in exchange for such Common Units was approximately $2.2 million. Common Units are convertible by their holders into shares of common stock on a one-for-one basis, or into cash, at the Company's option. The Units were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act in reliance, in part, upon the representations and warranties set forth in the Lichtin acquisition agreements. These Common Units are subject to a registration rights and lock-up agreement which generally restricts the disposition of the Common Units until December 31, 1999.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

          10.1 - First Amendment to Credit Agreement dated September 1, 1997 by and among Wachovia Bank of Georgia, N.A., as agent bank for Wachovia Bank of Georgia, N.A., First Union National Bank of Georgia, Commerzbank A.G. and Mellon Bank, as lenders, Weeks Realty, L.P., Weeks Construction Services, Inc., Weeks Realty Services, Inc., Weeks Development Partnership and Weeks Financing Limited Partnership, as borrowers, and Weeks Corporation, Weeks GP Holdings, Inc., Weeks LP Holdings, Inc., and Weeks Realty, L.P., as guarantors.

          11.1 - Computation of earnings per common share.

          27.1 - Financial data schedule.

       (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended September 30, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WEEKS CORPORATION
                                        ------------------------------
                                        (Registrant)



November 12, 1997                       /s/ A. R. Weeks, Jr.
                                        ------------------------------
                                        A. R. Weeks, Jr.
                                        Chairman of the Board and
                                        Chief Executive Officer



November 12, 1997                       /s/ David P. Stockert
                                        ------------------------------
                                        David P. Stockert
                                        Senior Vice President and
                                        Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.  Description                                                Page No.

  10.1       First Amendment to Credit Agreement dated                    _
             September 1, 1997 by and among Wachovia Bank
             of Georgia, N.A., as agent bank for Wachovia Bank
             of Georgia, N.A., First Union National Bank of Georgia, Commerzbank A.G. and Mellon Bank, as lenders,
             Weeks Realty, L.P., Weeks Construction Services, Inc.,
             Weeks Realty Services, Inc., Weeks Development
             Partnership and Weeks Financing Limited Partnership,
             as borrowers, and Weeks Corporation, Weeks GP
             Holdings, Inc., Weeks LP Holdings, Inc., and Weeks
             Realty, L.P., as guarantors
  11.1       Computation of earnings per share of common stock             _
  27.1       Financial data schedule                                       _