Form 10-K
period 1997-12-31
WEEKS CORP
filed 1998-03-31
CIK 925558

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR
         [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

          Securities registered pursuant to Section 12(b) of the Act:


                                       Name of each exchange on
         Title of each class               which registered
-------------------------------------  ------------------------
    Common Stock, $.01 par value;      New York Stock Exchange
 8.0% Series A Cumulative Redeemable   New York Stock Exchange
 Preferred Stock, $.01 par value

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange on March 20, 1998) was approximately $577,604,000. As of March 20, 1998, there were 18,992,768 shares of common stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 20, 1998 are incorporated by reference in
Part III, Items 10, 11, and 13.

                               TABLE OF CONTENTS


ITEM NO.       FINANCIAL INFORMATION                          PAGE NO.
--------       ----------------------------------  ---------------------------



               PART I

  1.           Business..............................             3
  2.           Properties............................            14
  3.           Legal Proceedings.....................            26
  4.           Submission of Matters to a Vote of
               Security Holders......................            26
  X.           Executive Officers of the Registrant..            27

               PART II

  5.           Market for Registrant's Common Equity
               and Related Shareholder Matters.......            30
  6.           Selected Financial Data...............            32
  7.           Management's Discussion and Analysis
               Condition and Results of Operations...            33
  8.           Financial Statements and
               Supplementary Data....................            46
  9.           Changes in and Disagreements with
               Accounting and Financial Disclosure...            46

               PART III

  10.          Directors and Executive Officers of
               the Registrant........................            46
  11.          Executive Compensation................            46
  12.          Security Ownership of Certain
               Beneficial Owners and Management......            47
  13.          Certain Relationships and Related
               Transactions..........................            50

               PART IV

  14.          Exhibits, Financial Statement Schedule
               and Reports on Form 8-K...............            50

                                     PART I

ITEM 1.  BUSINESS

                                  THE COMPANY

Weeks Corporation (the "Company" or "Registrant") is a self-administered, self-managed, geographically focused real estate investment trust ("REIT") that was organized in 1994 to continue and expand the fully integrated real estate business previously conducted by the Company and its affiliates. Since 1965, the Company, together with its affiliates and predecessors, has developed, owned, managed, constructed and acquired primarily institutional-quality industrial and suburban office properties in select metropolitan markets in the Southeast.

As of December 31, 1997, the Company's in-service property portfolio consisted of 218 industrial properties, 21 suburban office properties and three retail properties comprising 17,015,000 square feet. In-service properties exclude properties under development which are not yet stabilized (i.e., substantially leased) and properties under agreement to acquire. As of December 31, 1997, the Company's primary markets and the concentration of the Company's portfolio (based on square footage of in-service properties) are Atlanta, Georgia (70%), Nashville, Tennessee (12%), Raleigh-Durham-Chapel Hill (the "Research Triangle"), North Carolina (12%), Orlando, Florida (4%), and Spartanburg, South Carolina (2%). In addition, 55 industrial, suburban office and retail properties were under development, in lease-up or under agreement to acquire at December 31, 1997, comprising an additional 6,210,000 square feet (see "Properties" below).

As used herein, the term "Company" includes Weeks Corporation and its subsidiaries, including Weeks Realty, L.P. (the "Operating Partnership"), unless the context indicates otherwise. The Company, through its wholly owned subsidiaries, is the general partner of and owns a majority interest in the Operating Partnership which, including the operations of its subsidiaries, conducts substantially all of the on-going operations of the Company. The Company has elected to qualify and operate as a self-administered and self-managed REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company will not generally be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code relating to the composition of its income and assets, and the requirement to distribute 95% of its taxable income to its shareholders.

As of December 31, 1997, the Company had outstanding 17,703,992 shares of common stock and owned the same number of units of common limited partnership interest ("Common Units") in the Operating Partnership, representing a 75.9% ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 5,632,695 as of December 31, 1997, and represented a 24.1% minority interest in the Operating Partnership. Common Units are convertible by their holders into shares of the Company's common stock on a one-for-one basis, or into cash, at the Company's option, subject to certain restrictions discussed under "Security Ownership of Certain Beneficial Owners and Management" in Item
12. The Company's weighted average ownership interest in the Operating Partnership was 76.5% and 80.6% for the years ended December 31, 1997 and 1996, respectively. Of the 75.9% interest in the Operating Partnership held by the Company as of December 31, 1997, the Company owned the sole 1.0% general partnership interest in the Operating Partnership through Weeks GP Holdings, Inc., a wholly owned Georgia corporation ("Weeks GP"), and a 74.9% limited partnership interest in the Operating Partnership through Weeks LP Holdings, Inc., a wholly owned Georgia corporation ("Weeks LP"). Both Weeks GP and Weeks LP are qualified REIT subsidiaries within the meaning of Section 856(i)(2) of the Code and their existence will be disregarded for federal income tax purposes.

The Company conducts its third-party service businesses through two companies (the "Service Companies"): Weeks Realty Services, Inc. ("Weeks Realty Services"), conducts third-party landscape, property management and leasing services, and Weeks Construction Services, Inc. ("Weeks Construction Services), conducts third-party construction services. The Company holds 100% of the nonvoting and 1% of the voting common stock of these Subsidiaries. The remaining voting common stock is held by three executive officers of the Company. The ownership of the common stock of the Service Companies entitles the Company, to substantially all (99%) of the economic benefits from the results of the Service Companies operations (see Notes 2 and 6 to the consolidated financial statements).

On August 24, 1994, the Company completed a business combination and an initial public offering of common stock resulting in the organizational and operating structure discussed above. The Company and its subsidiaries, including the Service Companies, succeeded to substantially all of the interests in certain land and industrial and suburban office buildings under common ownership and to the development, construction, landscape and management businesses of the predecessors to the Company referred to herein as the "Weeks Group."

The Operating Partnership owns five of its industrial buildings in Atlanta, Georgia through its 99% ownership of Weeks Financing Limited Partnership (the "Financing Partnership"). The Financing Partnership buildings are encumbered by mortgage indebtedness. The remaining 1% ownership interest in the Financing Partnership is held by Weeks Realty Services.

Four buildings located in the Research Triangle are owned by Weeks NC Financing Limited Partnership (the "NC Financing Partnership"), a subsidiary of the Operating Partnership. The Operating Partnership owns a 99% interest in the NC Financing Partnership. The remaining 1% interest is owned by a wholly-owned subsidiary of the Operating Partnership. The NC Financing Partnership buildings are encumbered by mortgage indebtedness.

The Operating Partnership will terminate on the earlier of a sale of all or substantially all of the assets of the Operating Partnership, the election of the general partner (with the consent of the limited partners) to dissolve the Operating Partnership, or December 31, 2093.

Based on shares of common stock outstanding on February 28, 1998, executive officers and directors of the Company own approximately 14% of the common stock of the Company, assuming an exchange for common stock of all of the Common Units which are not currently held by the Company. Such ownership excludes 2,774 shares of common stock and 320,124 Common Units beneficially owned by A. Ray Weeks, Jr., as trustee of two trusts for the benefit of certain members of the Weeks family, 31,810 shares of common stock held by a foundation of which A. Ray Weeks, Jr., is a director, 3,000 shares of common stock held by a family trust of which A. Ray Weeks, Jr., is a trustee, 1,3070,647 Common Units and 57,278 shares of common stock beneficially owned by John W. Nelley, Jr., and Albert W. Buckley, Jr., as general partners of NWI Warehouse Group, L.P., and 546,435 shares of common stock issuable upon the exercise of options outstanding on February 28, 1998, granted to executive officers and directors of the Company.

This Annual Report on Form 10-K, including documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the events and results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the general economic climate, competition and the supply of and demand for industrial and suburban office properties in the Company's markets, interest rate levels, the availability of financing, potential environmental liability and other risks associated with the ownership, development and acquisition of properties, including risks that tenants will not take or remain in occupancy or pay rent, or that construction or operating costs may be greater than anticipated, and those discussed in "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing elsewhere herein.

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

In November 1996, the Company completed the initial phase of the acquisition of the properties and related operations of NWI Warehouse Group, L.P. ("NWI"), and Buckley & Company Real Estate, Inc. ("Buckley"), each of Nashville, Tennessee (see Note 7 to the consolidated financial statements). Through that transaction, the Company established a presence in Nashville, Tennessee, and both of the principals of NWI and Buckley, John W. Nelley, Jr., and Albert W. Buckley, Jr., joined the Company as Managing Directors with responsibility for the Company's activities in Nashville, Tennessee. In December 1996, the Company completed the initial phase of its acquisition of the properties and related operations of Lichtin Properties, Inc. ("Lichtin"), of the Research Triangle area of North Carolina (see Note 7 to the consolidated financial statements). Through that transaction, the Company established a presence in the Research Triangle, and Harold S. Lichtin, the President of Lichtin, joined the Company's Board of Directors. John W. Nelley, Jr., and Harold S. Lichtin currently serve on the Company's Board of Directors.

In January 1998, the Company acquired a 2,477,000 square foot, 24-building property portfolio in Miami, Florida (see Note 7 to the consolidated financial statements) and in February 1998, one of the Service Companies acquired a one-third interest in Codina Group, Inc., a South Florida commercial and industrial real estate services company that developed the portfolio (see Note 6 to the consolidated financial statements). St. Joe Corporation, a publicly traded company which, through its subsidiaries, is the largest single private landowner in the State of Florida, also purchased a one-third interest in Codina Group, Inc. Through these combined transactions, the Company established a presence in South Florida with the intention of pursuing development and acquisition activity in the area.

The Company was incorporated in Georgia as A. R. Weeks & Associates Inc. in 1983. The Company changed its name to Weeks Corporation in June 1994. The Company's executive offices are located at 4497 Park Drive, Norcross, Georgia, 30093 and its telephone number is (770)923-4076. The Company, the Operating Partnership and the Service Companies currently employ approximately 408 full-time employees.

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

The Company regularly makes capital expenditures and reviews the conditions of its properties and its land held for development in order to maintain compliance with applicable environmental laws. Based on facts currently known to it, the Company does not believe it will be required under existing environmental laws to expend amounts that would have a material adverse effect on its results of operations, financial condition or liquidity. However, no assurance can be given that material environmental liabilities do not exist, that any prior owner or operator of a property or land held for development did not create any material environmental condition not known to the Company, that a material environmental condition does not otherwise exist as to any one or more of the properties or land held for development, or that future uses and conditions (including changes in applicable environmental laws and regulations and the uses and conditions of properties in the vicinity, such as leaking underground storage tanks and the activities of the tenants) will not result in the imposition of environmental liability. No material expenditures were made by the Company in 1997, 1996 or 1995 relating to environmental matters.

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

GroupSoutheast Market Focus

The Company focuses its activities in what it believes are some of the fastest growing markets in the Southeast. As detailed below, states within the Southeast where the Company focuses its activities have generally experienced greater percentage growth in employment and population than the United States as a whole.

                        Employment and Population Growth
                              (percentage change)

-----------------------------------------------------------------------
                              Non-Farm
                          Employment Growth     Population Growth
                        Jan '97 - Jan '98(a)  Jul '96 - Jul '97(b)
-----------------------------------------------------------------------
Georgia                         3.4%                  2.1%
Florida                         4.1%                  1.6%
North Carolina                  3.2%                  1.6%
South Carolina                  3.0%                  1.2%
Tennessee                       2.3%                  1.1%
U.S. Average                    2.7%                  0.9%

(a)  Source:  Bureau of Labor Statistics.
(b)  Source:  U.S. Census Bureau.

Metropolitan Atlanta, Georgia. The Company was founded and is currently headquartered in metropolitan Atlanta, and is one of metropolitan Atlanta's largest industrial property owners. Metropolitan Atlanta's rapid growth in both employment and population is due in part to its role as a business and distribution center for the entire Southeast.

According to Jamison Research, Inc. ("Jamison"), which publishes data on metropolitan Atlanta's industrial and office real estate markets, the metropolitan area in 1997 recorded industrial net absorption of approximately
13.2 million square feet, and over the past five years, metropolitan Atlanta's industrial net absorption has totaled more than 50 million square feet. Also according to Jamison, metropolitan Atlanta'a office market recorded net absorption of approximately 3.8 million square feet during 1997. The approximately 17.0 million square feet of combined industrial and office net absorption in metropolitan Atlanta in 1997, compares to approximately 12.6 million square feet in 1996.

The Company's completed and in-service properties located in metropolitan Atlanta were comprised of approximately 93% industrial properties and approximately 7% suburban office properties at December 31, 1997, and had an average occupancy rate on such date of 96.0%, nearly four percentage points better than the overall market occupancy, according to figures published by Jamison.

The Company believes that one of the reasons that the occupancy rate of its metropolitan Atlanta properties is higher than the overall market is that it generally focuses its activities on the submarkets that are among the metropolitan area's strongest. According to Jamison, the major submarkets where the Company generally focuses its activities accounted for less than 50% of metropolitan Atlanta's approximately 416 million square feet of industrial and office space at December 31, 1997, but recorded more than 70% of the metropolitan area's net absorption in 1997. The Company allocates its development activity in metropolitan Atlanta among all four of its primary industrial and suburban office property types and among a number of distinct submarkets, based on its determination of supply and demand conditions.

Nashville, Tennessee. The Company entered the Nashville market in November 1996, with its acquisition of NWI (see Note 7 to the consolidated financial
statements).   Like Atlanta, Nashville is the state capital and has a well-
developed transportation infrastructure. Nashville is also well located as a point of distribution. According to the Nashville Area Chamber of Commerce, Nashville lies within a 600 mile radius of 50% of the United States population. Because of NWI's established presence in the Nashville industrial real estate market, the Company is operating in Nashville under the name "Weeks/NWI."

At December 31, 1997, all of the Company's completed and in-service properties in Nashville are industrial properties and had an average occupancy rate on such date of 91.8%.

Research Triangle, North Carolina. The Company entered the Research Triangle area of North Carolina in December 1996, with its acquisition of Lichtin (see
Note 7 to the consolidated financial statements). The Research Triangle market is characterized as a center for high technology, communications, research and development and health care, and attracts many of its employees from its three universities: Duke University, The University of North Carolina and North Carolina State University. Research Triangle Park, which is located adjacent to most of the Company's portfolio, is one of the nation's largest planned research parks, with more than 70 national and international research organizations employing over 35,000 people. Research Triangle Park generally consists of corporate-owned facilities devoted to research and development. Many of the Company's properties house administrative, technology and service functions which complement the activities of businesses with facilities located within Research Triangle Park.

The Company's completed and in-service properties in the Research Triangle were comprised of 20 industrial properties and eight suburban office properties at December 31, 1997, and had an average occupancy rate on such date of 98.1%.

Orlando, Florida. The Company entered the Orlando market in April 1995 with the purchase of an approximately 190,000 square foot portfolio of industrial properties. The Company's decision to expand into Orlando was based in part on the city's geographic location as a point of distribution for the state of Florida, the most highly populated state in the Southeast. Since entering Orlando in 1995, the Company has increased its portfolio of in-service properties to approximately 739,000 square feet as of December 31, 1997, and has opened a local office. All of the Company's 11 completed and in-service properties in Orlando at December 31, 1997, are industrial properties and had an average occupancy rate on such date of 97.9%.

Tampa, Florida. The Company entered the Tampa market in 1997, with plans to develop two new business parks, totaling approximately 1.5 million square feet. At year-end, the Company did not have any in-service properties in the Tampa market. The Company currently runs it Tampa operations using personnel located in Orlando, however, the Company recently acquired an experienced Tampa-based marketing officer.

Jacksonville, Florida. The Company entered the Jacksonville market in 1997 by acquiring the rights to the remaining land at Jacksonville International Tradeport, the only industrial park in a tax increment financing district, located near the Jacksonville International Airport. The Company estimates that the development potential of this land at December 31, 1997, may total more than
2.0 million square feet. The Company also hired two local market officers who had primary responsibility for developing Jacksonville International Tradeport. The Company's one in-service industrial property in Jacksonville was 100% occupied as of December 31, 1997.

Miami, Florida. The Company entered the Miami market in early 1998 through the acquisition of Beacon Centre, a 24-building, 2.5 million square foot mixed use industrial, office and retail development, located near the Miami International Airport. In connection with the acquisition of Beacon Centre, the Company also acquired a one-third interest in Codina Group, Inc., a South Florida commercial and industrial real estate services company that developed the property (see notes 6 and 7 to the consolidated financial statements). St. Joe Corporation, a publicly-traded company which, through its subsidiaries, is the largest single private landowner in the State of Florida, also purchased a one-third interest in Codina Group, Inc. Through these combined transactions, the Company intends to pursue additional development and acquisition activity throughout South Florida.

Spartanburg, South Carolina. Spartanburg is the Company's smallest market and is served out of the Company's Atlanta headquarters. The Company's activities in Spartanburg consist of properties owned and developed at Hillside business park. Hillside is located one exit north on I-85 from BMW's automobile production facility that opened in 1995. The occupancy rate of the Company's approximately 386,000 square feet of completed and in-service properties in Spartanburg was 100% as of December 31, 1997.

                            BUSINESS GROWTH STRATEGY

Development

The Company is an experienced developer of institutional-quality, general purpose industrial and suburban office multi-tenant and build-to-suit properties, and has personnel engaged in all phases of the development process, including market analysis, site selection, zoning, design, civil engineering, construction and landscaping. The Company currently has adequate sources for raw materials needed to construct its new properties, including access to qualified labor and subcontractors. In 1997 and 1996, the Company completed and stabilized 26 development properties and two property expansions totaling approximately 2.8 million square feet.

Acquisitions

The Company balances its development activity by making opportunistic acquisitions in strategic locations that establish or enhance the Company's market position, or where the Company's skills and market knowledge can enhance value through additional development, property management or physical upgrades. In 1997 and 1996, the Company acquired 83 properties totaling approximately 5.4 million square feet.

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

Acquisitions entail risks that (i) existing agreements to acquire properties may fail to close, (ii) acquired properties may not perform in accordance with management's expectations, including projected occupancy and rental rates, (iii) the senior executives and employees of an acquired business will not be successfully integrated into the Company, or (iv) the Company may have underestimated the cost of improvements required to bring an acquired property up to standards established for the market position intended for that property. Although the Company has successfully acquired properties and effectively integrated their operations in the past, there can be no assurance that the Company will be able to continue to make successful acquisitions in the future or that any such acquisitions will be successfully integrated into the Company's operations. Furthermore, there can be no assurance that an acquisition will not have an adverse effect upon the Company's operating results, particularly in the fiscal quarters immediately following the consummation of such acquisition, or that the Company will be able to continue to operate an acquired business in a profitable manner.

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

At December 31, 1997, the Company owned or controlled (through agreements to purchase, options and marketing and development agreements) approximately 2,017 net usable acres of undeveloped land, located primarily in existing business parks with zoning and infrastructure in place. The Company believes the development potential of this land may ultimately total approximately 20.3 million square feet (see "Properties").

Internal Growth

The Company attempts to maximize its available cash flow by increasing the occupancy rate of those properties that are not fully leased, maintaining high occupancy rates, raising effective rental rates and controlling operating expenses and capital expenditures. The occupancy rate of the Company's stabilized properties (i.e., those having reached substantial lease-up) was 96.0% as of December 31, 1997. The Company believes that its emphasis on providing quality facilities and client service has resulted in a high retention of its tenants and low turnover. Of the leases that expired in 1997

(representing approximately 3.0 million square feet), tenants occupying approximately 72% of such space renewed their leases with the Company. The Company believes that this high retention of its tenants results in lower re-leasing costs and decreased potential loss due to vacancy. In addition, in 1997, 55 tenant expansions were completed for existing tenants, totaling approximately 650,000 square feet.

The leases for the Company's properties have terms ranging from one to fifteen years, with terms for multi-tenant properties typically between three and five years and for build-to-suit properties typically between seven and ten years. Typically, the tenant in a multi-tenant property pays for increases in taxes, operating costs and insurance above a base year level. For build-to-suit properties, the tenant typically pays for all taxes, insurance and operating costs. Approximately 65% of the Company's leases (based on leased square footage as of December 31, 1997) contain contractual rent escalations.

The high average occupancy of the Company's properties reflects the generally strong supply and demand conditions in its markets. As a result, the Company continues to be able to increase average rents and generally to avoid offering tenant concessions. During 1997, the Company renewed or re-leased approximately
3.0 million square feet of second-generation space in its properties. Cash-basis rental rates on this space increased by an average of 6.0%, calculated by comparing the initial cash-basis rent to be paid by the tenant under the new or renewed lease with the ending cash-basis rent paid by the tenant under the previous lease on the same space.

As shown in the table provided under "Properties -- Tenants," no single tenant accounted for more than 3.1% of annualized base rent from leases under which tenants were paying rent as of December 31, 1997.

Geographic Expansion

From the Company's base in metropolitan Atlanta, Georgia, the Company intends to continue expanding carefully into new southeastern markets. Additionally, the Company intends to explore opportunities in other major growth markets which are a logical expansion of its current southeastern geographic focus. Such markets could extend into the southwestern and mid-Atlantic regions of the United States. The Company intends to expand into other markets only when it believes it can achieve over time a significant market presence. The Company's geographic expansion activities to date have included the 1990 expansion into Spartanburg, South Carolina, the 1995 expansion into Orlando, Florida, the 1996 expansions into Nashville, Tennessee and the Research Triangle area of North Carolina, the 1997 expansions into Tampa and Jacksonville, Florida and the early 1998 expansion into Miami and the greater South Florida markets. As a result of its geographic expansion, the Company has reduced its concentration of properties in metropolitan Atlanta, Georgia, to 70% at December 31, 1997 (based on square footage of in-service properties, excluding properties under development and/or under agreement to acquire), from 95% at December 31, 1995 (calculated on the same basis). The Company's concentration in metropolitan Atlanta, Georgia is expected to continue to decline with the expansions into additional markets. For a breakdown of the Company's properties by market, including properties under development or in lease-up or under agreement to acquire, see the table following.

ITEM 2.  PROPERTIES

As of December 31, 1997, the Company owned or had agreements to acquire 297 properties, including 28 properties which were under development or in lease-up and 27 properties which were under agreement to acquire. One additional property was held in a 50% owned entity. Of these 298 properties (including the 50% owned property), 264 were industrial buildings, 29 were office buildings and five were retail buildings. The Company's 243 completed and in-service properties (i.e., excluding properties under development or in lease-up or under agreement to acquire) were 96.0% occupied at December 31, 1997.


The following table sets forth, as of December 31, 1997, the location and type of property by square feet for the 298 properties discussed above.

                        Location and Type of Properties
                                (by square feet)


                          Business      Bulk      Business      Total     Suburban                            Percent
Location                Distribution  Warehouse    Service    Industrial    Office      Retail     Total      of Total
----------------------------------------------------------------------------------------------------------------------
Atlanta, GA               6,730,995   4,409,490   1,342,488   12,482,973   1,154,460    48,977   13,686,410    58.7%
Miami, FL                 1,951,113          --     136,361    2,087,474      63,240   415,851    2,566,565    11.0%
Nashville, TN             1,699,476     636,282     353,775    2,689,533          --        --    2,689,533    11.6%
Research Triangle, NC       630,775          --     982,453    1,613,228     810,120        --    2,423,348    10.4%
Orlando, FL                 310,007     486,883     241,330    1,038,220     108,000        --    1,146,220     4.9%
Spartanburg, SC              92,400     293,200          --      385,600          --        --      385,600     1.7%
Tampa, FL                    68,480     173,514          --      241,994          --        --      241,994     1.0%
Jacksonville, FL                 --     171,000          --      171,000          --        --      171,000     0.7%
---------------------------------------------------------------------------------------------------------------------
Total                    11,483,246   6,170,369   3,056,407   20,710,022   2,135,820   464,828   23,310,670   100.0%
---------------------------------------------------------------------------------------------------------------------
Percent of Total               49.3%       26.4%       13.1%        88.8%        9.2%      2.0%       100.0%
---------------------------------------------------------------------------------------------------------------------

Industrial Properties

The Company owned, had under development or in lease-up or had agreements to acquire 264 industrial buildings as of December 31, 1997, of which 173 are located in Atlanta Georgia, 26 are located in Nashville, Tennessee, 21 are located in the Research Triangle area of North Carolina, 22 are located in Miami, Florida, 15 are located in Orlando, Florida, three are located in Spartanburg, South Carolina, two are located in Tampa, Florida and two are located in Jacksonville, Florida. These buildings can be characterized by their use: business distribution, bulk warehouse or business service. The Company owned, had under development or in lease-up or had agreements to acquire 166 business distribution buildings, 40 bulk warehouse buildings, and 58 business service buildings at year-end.

The Company's business distribution buildings are generally 20,000 to 200,000 square feet in size, have warehouse clear ceiling heights of 18 to 24, building depths of 100 to 240, office finish of 10% to 55%, dock-high truck doors (which are designed to accommodate tractor-trailers) and typically cost $37 to $48 per square foot to construct. These buildings may function as headquarters, sales and administration, research and development and light manufacturing facilities in addition to distribution facilities.

The Company's bulk warehouse buildings are generally 75,000 to 360,000 square feet in size, have clear ceiling heights of 24 to 30, building depths of 200 to 500, office finish of 2% to 20%, dock-high truck doors and typically cost $22 to $28 per square foot to construct. These buildings generally function as regional or local distribution and warehouse facilities.

The Company's business service buildings are generally 20,000 to 110,000 square feet in size, have clear ceiling heights of 14 to 16, building depths of 80 to 160, office finish of 35% to 100%, drive-in truck doors (which are designed to accommodate delivery vans) and typically cost $65 to $80 per square foot to construct. These buildings are used by tenants primarily for clerical, administrative and executive offices.

Office Properties

At December 31, 1997, the Company owned, had under development or in lease-up or had agreements to acquire 29 suburban office buildings, of which 16 are located in Atlanta, Georgia, 11 are located in the Research Triangle area of North Carolina, one is located in Miami, Florida and one is located in Orlando, Florida. The Company's typical suburban office building ranges in size from approximately 30,000 to 150,000 square feet, with an average of 4.5 parking spaces per 1,000 square feet of leasable space and a typical replacement cost of $85 to $115 per square foot.

Occupancy Rate of In-Service Properties by Property Type

The occupancy rate of the Company's in-service properties as of December 31, 1997 (by Property type) was as follows:

                    Occupancy Rate of In-Service Properties
                            as of December 31, 1997
                               (by Property type)

          Business distribution                     95.7%
          Bulk warehouse                            99.2%
          Business service                          91.3%
          -----------------------------------------------
           Total industrial average                 96.1%
          -----------------------------------------------
          Suburban office                           94.3%
          Retail                                    97.5%
          -----------------------------------------------
           Total average                            96.0%
          -----------------------------------------------

Business Parks

A key to the Company's success has been the development of properties within business parks where the Company controls virtually all aspects of the development process, including site selection and project concept, master planning and zoning, design and construction, leasing and property management. For developments of land held in joint ventures, the Company must obtain certain approvals from its joint venture partners.

The Company's business parks are generally in proximity to an interstate highway interchange and are close to retail and residential amenities. The business parks are generally master planned to accommodate a variety of uses. The business parks are generally well landscaped with protective covenants which restrict the uses and control the architecture and signage.

The majority of the Company's properties and land held for development are located in business parks. The Company's ability to develop both multi-tenant buildings for lease and build-to-suit buildings for lease or sale results in more rapid development of the business parks. The Company's control of land in business parks also generates revenues from various sources including land sales, building construction, landscape installation and maintenance, lease commissions and property management fees.

The buildings within business parks typically have a mix of uses ranging from distribution and service to office and light manufacturing. The Company facilitates the coexistence of these diverse functions within business parks through controlled signage and architecture, landscaping and placement of buildings.

The information provided in the table set forth below reflects information regarding the Company's properties (summarized by submarket and business park) as of December 31, 1997, including properties under development or in lease-up, or under agreement to acquire.


                                  Weeks Corporation Properties
                                   (As of December 31, 1997)


                                                               Total
                                            Number of         Square            Office         Occupancy
Market/Business Park                        Buildings          Feet            Finish (1)      Rate (2)
-------------------------------------------------------------------------------------------------------

IN-SERVICE PROPERTIES

METROPOLITAN ATLANTA, GA
NORTHEAST/I-85 SUBMARKET
Gwinnett Park                                    38          2,366,481            40.2%           93.4%
Horizon                                           6          1,063,354             7.0%          100.0%
Northwoods                                       16            709,625            41.1%           93.7%
Gwinnett Pavilion                                 8            538,713            42.0%           99.8%
Berkeley Lake Distribution Center                 3            514,160             3.2%          100.0%
Peachtree Corners Business Center                 4            356,355            10.7%           96.6%
Pinebrook                                         3            346,402            13.9%          100.0%
Northbrook                                        2            308,480             5.9%           94.8%
Druid Chase Office Park                           4            281,198            98.5%           97.1%
Meadowbrook                                       4            249,767            34.9%          100.0%
Crestwood Pointe                                  1            105,295           100.0%           88.9%
Park Creek                                        2            103,477            50.4%          100.0%
Sugarloaf(3)                                      1             86,000           100.0%          100.0%
River Green                                       2             59,138            80.0%          100.0%
Other Northeast/I-85                             10            677,434            32.9%           97.6%
-------------------------------------------------------------------------------------------------------
Total Northeast/I-85 Submarket                  104          7,765,879            32.7%           96.6%
-------------------------------------------------------------------------------------------------------

NORTH CENTRAL SUBMARKET
Northmeadow                                      10            570,036            75.5%           94.0%
Hembree Crest                                     4            285,247            16.3%          100.0%
Mansell Commons                                   9            223,762            55.9%          100.0%
Hembree Park                                      5            221,304            64.2%           95.4%
Northwinds                                        1             64,981           100.0%          100.0%
Other North Central Properties                    1             58,093           100.0%          100.0%
-------------------------------------------------------------------------------------------------------
Total North Central Submarket                    30          1,423,423            60.9%           96.9%
-------------------------------------------------------------------------------------------------------

AIRPORT/SOUTH ATLANTA SUBMARKET
Southridge                                        7            452,241            20.0%           94.6%
Sullivan International                            4             78,168            36.1%           95.0%
Other Airport/South Atlanta Properties            1            253,890             1.2%          100.0%
-------------------------------------------------------------------------------------------------------
Total Airport/South Atlanta Submarket            12            784,299            15.5%           96.4%
-------------------------------------------------------------------------------------------------------

NORTHWEST/I-75 SUBMARKET
Northwest Business Center                        10            376,080            62.4%           95.7%
Franklin Forest                                   9            306,321            69.8%           94.9%
Town Point                                        3            305,200            17.7%           89.5%
Other Northwest/I-75 Properties                   2            385,551            15.0%          100.0%
-------------------------------------------------------------------------------------------------------
Total Northwest/I-75 Submarket                   24          1,373,152            40.8%           95.4%
-------------------------------------------------------------------------------------------------------

                         Weeks Corporation Properties
                           (As of December 31, 1997)

                                                                Total
                                             Number of          Square            Office         Occupancy
Market/Business Park                         Buildings           Feet            Finish(1)         Rate(2)
---------------------------------------------------------------------------------------------------------

STONE MOUNTAIN SUBMARKET
Park North                                        8              542,470            49.1%           86.2%
---------------------------------------------------------------------------------------------------------
Total Stone Mountain  Submarket                   8              542,470            49.1%           86.2%
---------------------------------------------------------------------------------------------------------

CHATTAHOOCHEE SUBMARKET
Chattahoochee                                     1               48,007            25.8%          100.0%
---------------------------------------------------------------------------------------------------------
Total Chattahoochee Submarket                     1               48,007            25.8%          100.0%
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
TOTAL METROPOLITAN ATLANTA, GA                  179           11,937,230            36.6%           96.0%
---------------------------------------------------------------------------------------------------------

RESEARCH TRIANGLE, NC
Perimeter Park                                    8              473,574            96.9%           98.8%
Perimeter Park West                               6              413,510            95.3%           96.1%
Enterprise Center                                 3              281,497            62.0%           94.4%
Metro Center                                      3              271,219            56.4%          100.0%
Woodlake Center                                   2              205,500            63.5%          100.0%
Research Triangle Industrial Center               3              154,056            12.6%          100.0%
Interchange Plaza                                 2              106,781            49.1%          100.0%
Other Research Triangle Properties                1               93,990            90.7%          100.0%
---------------------------------------------------------------------------------------------------------
TOTAL RESEARCH TRIANGLE, NC                      28            2,000,127            73.4%           98.1%
---------------------------------------------------------------------------------------------------------

NASHVILLE, TN
Airpark Business Center                          13            1,160,212            39.7%           90.5%
Brentwood South Business Center                   6              504,264            19.0%           92.3%
Four-Forty Business Center                        1              165,902             3.0%          100.0%
Aspen Grove Business Center                       1              127,285            26.4%           90.4%
---------------------------------------------------------------------------------------------------------
TOTAL NASHVILLE, TN                              21            1,957,663            30.4%           91.8%
---------------------------------------------------------------------------------------------------------


ORLANDO, FL
Park South Distribution                           3              368,633            13.7%          100.0%
Airport Commerce Center                           7              310,007            36.1%           98.1%
Technology Park                                   1               60,711            73.0%           84.0%
---------------------------------------------------------------------------------------------------------
TOTAL ORLANDO, FL                                11              739,351            28.0%           97.9%
---------------------------------------------------------------------------------------------------------

SPARTANBURG, SC
Hillside                                          3              385,600            15.2%          100.0%
---------------------------------------------------------------------------------------------------------
TOTAL SPARTANBURG, SC                             3              385,600            15.2%          100.0%
---------------------------------------------------------------------------------------------------------

JACKSONVILLE, FL
Jacksonville International Tradeport              1               81,000             5.8%          100.0%
---------------------------------------------------------------------------------------------------------
TOTAL JACKSONVILLE, FL                            1               81,000             5.8%          100.0%
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
TOTAL PROPERTIES IN SERVICE(3)                  243           17,100,971            39.2%           96.0%
---------------------------------------------------------------------------------------------------------


                                     Weeks Corporation Properties
                                      (As of December 31, 1997)

                                                                     Total
                                                   Number of        Square             Office        Occupancy
Market/Business Park                               Buildings         Feet              Finish(1)       Rate(2)
---------------------------------------------------------------------------------------------------------------
PROPERTIES UNDER DEVELOPMENT OR IN LEASE-UP

METROPOLITAN ATLANTA, GA
NORTHEAST/I-85 SUBMARKET
Horizon                                                1             267,619            10.0%          100.0%
Sugarloaf                                              1              79,588            20.1%           67.2%
Berkeley Lake Distribution Center                      1             152,000            10.0%           42.3%
Crestwood Pointe                                       1             105,295           100.0%           19.9%
Park Creek                                             1              80,450           100.0%          100.0%
---------------------------------------------------------------------------------------------------------------
Total Northeast/I-85 Submarket                         5             684,952            35.6%           71.1%
---------------------------------------------------------------------------------------------------------------

NORTH CENTRAL SUBMARKET
Hembree Park                                           2             189,000            12.5%           80.0%
Northwinds                                             1             149,797           100.0%           12.3%
Brookside                                              1             106,631           100.0%          100.0%
Northmeadow                                            1              47,600            50.0%           80.5%
---------------------------------------------------------------------------------------------------------------
Total North Central                                    5             493,028            61.6%           63.8%
---------------------------------------------------------------------------------------------------------------

AIRPORT/SOUTH ATLANTA SUBMARKET
Liberty Distribution Center                            2             511,200             3.1%           41.2%
Southridge                                             1              60,000            13.0%          100.0%
---------------------------------------------------------------------------------------------------------------
Total Airport/South Atlanta Submarket                  3             571,200             4.2%           47.4%
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
TOTAL METROPOLITAN ATLANTA, GA                        13           1,749,180            32.7%           61.3%
---------------------------------------------------------------------------------------------------------------

RESEARCH TRIANGLE, NC
Regency Forest                                         1             102,561           100.0%           97.1%
Perimeter Park West                                    2             176,923           100.0%          100.0%
Enterprise  Center                                     1             143,737            50.0%            6.4%
---------------------------------------------------------------------------------------------------------------
TOTAL RESEARCH TRIANGLE, NC                            4             423,221            83.0%           67.5%
---------------------------------------------------------------------------------------------------------------

NASHVILLE, TN
Nashville Business Center                              1             194,750            10.0%            0.0%
Metro Center                                           1             166,441            10.0%            0.0%
Four-Forty Business Center                             1             103,473            25.0%           84.7%
---------------------------------------------------------------------------------------------------------------
TOTAL NASHVILLE, TN                                    3             464,664            13.3%           18.9%
---------------------------------------------------------------------------------------------------------------

ORLANDO, FL
Orlando Central Park                                   1             118,250             0.0%           27.4%
Technology Park                                        2             117,819             0.0%            8.4%
Northpoint                                             1             108,000           100.0%            0.0%
Celebration Service Center                             1              62,800             0.0%            0.0%
---------------------------------------------------------------------------------------------------------------
TOTAL ORLANDO, FL                                      5             406,869            26.5%           10.4%
---------------------------------------------------------------------------------------------------------------

                         Weeks Corporation Properties
                           (As of December 31,1997)

                                                                                       Total
                                                                    Number of          Square            Office       Occupancy
Market/Business Park                                                Buildings           Feet             Finish(1)      Rate(2)
-------------------------------------------------------------------------------------------------------------------------------

JACKSONVILLE, FL
Jacksonville International Tradeport                                    1               90,000             0.0%           60.0%
-------------------------------------------------------------------------------------------------------------------------------
TOTAL JACKSONVILLE, FL                                                  1               90,000             0.0%           60.0%
-------------------------------------------------------------------------------------------------------------------------------

TAMPA, FL
Fairfield Distribution Center                                           2              241,994             0.0%            0.0%
-------------------------------------------------------------------------------------------------------------------------------
TOTAL TAMPA, FL                                                         2              241,994             0.0%            0.0%
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
TOTAL PROPERTIES UNDER DEVELOPMENT OR IN LEASE-UP                      28            3,375,928            32.4%           45.7%
-------------------------------------------------------------------------------------------------------------------------------

PROPERTIES UNDER AGREEMENT TO ACQUIRE

NASHVILLE, TN
Aspen Grove Business Center                                             2              267,206            25.0%           55.2%
-------------------------------------------------------------------------------------------------------------------------------
TOTAL NASHVILLE, TN                                                     2              267,206            25.0%           55.2%
-------------------------------------------------------------------------------------------------------------------------------

MIAMI, FL
Beacon Centre                                                          25            2,566,565            27.2%           96.5%
-------------------------------------------------------------------------------------------------------------------------------
TOTAL MIAMI, FL                                                        25            2,566,565            27.2%           96.5%
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
TOTAL PROPERTIES UNDER AGREEMENT TO ACQUIRE                            27            2,833,771            27.0%           92.6%
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
TOTAL PORTFOLIO(3)                                                    298           23,310,670            36.7%           88.3%
===============================================================================================================================

(1) Represents the percentage of rentable square feet that is built out as office space rather than as warehouse or distribution space. For properties under development represents current budgeted office finish.
(2) Occupancy or leasing rate includes percentage occupancy for completed and in service properties at December 31, 1997. For properties under development or in lease-up represents leasing or pre-leasing as of February 28, 1998.
(3) Includes one building totaling 86,000 square feet held in a 50% owned entity.

DEVELOPMENT LAND

The following schedule details the Company's undeveloped land interests at December 31, 1997. The land detailed below is located primarily in existing business parks with zoning and infrastructure in place. The Company estimates that the total development potential of the development land could ultimately total approximately 20.3 million square feet.

                                DEVELOPMENT LAND
                              at December 31, 1997
                             (in net usable acres)

                                                                                                                    Estimated
                                                   Research                                                         Potential
                           Atlanta,   Nashville,   Triangle,   Orlando,    Tampa,  Jacksonville, Spartanburg,        (square
                             GA           TN          NC          FL         FL         FL          SC      Total   feet)/(1)/
                           -------    ---------    --------    -------     -----   -----------  ---------   -----   -----------
Company owned               220.9        55.7        30.5        41.4       42.1         --         --      390.6    5,061,000
Owned in joint
   ventures/(2)/            213.2         --          --          --         --          --       372.7     585.9    5,016,500/(5)/
Under agreement to
   acquire/(3)/              68.2       104.5        53.0        12.0       23.4       227.8        --      488.9    5,629,000
Optioned                      --          --        166.9       118.1       18.6         --         --      303.6    2,940,000
Marketing/
   development
   agreements/(4)/          224.7         --          --          --        23.4         --         --      248.1    1,647,500
                        ---------   ---------   ---------   ---------  ---------   ---------  ---------   -------   ----------
Total                       727.0       160.2       250.4       171.5      107.5       227.8      372.7   2,017.1   20,294,000
                        =========   =========   =========   =========  =========   =========  =========   =======   ==========
Estimated
   development
   potential
   (square
   feet)/(1)/           7,837,500   1,946,000   2,670,000   1,959,000  1,265,000   2,019,000  2,597,500             20,294,000
                        =========   =========   =========   =========  =========   =========  =========             ==========

(1) Based upon the Company's estimate of the appropriate density and anticipated building types that may be developed, net of land necessary to provide for adequate infrastructure. There can be no assurance that the Company's estimate of development potential will be realized.

(2) The Company's interests in its undeveloped land held in joint ventures range from 0% to 30%.

(3) The Company has agreed to purchase this land over various periods ranging up to approximately five years, subject to the completion of due diligence and customary closing conditions.

(4) Under the terms of the development agreements, the Company will generally either develop properties for a fee, or have certain rights to acquire land for development or to acquire developed properties upon their completion. The marketing agreements generally provide for the Company or its subsidiaries to be paid marketing or management fees in conjunction with services provided. Both the development and marketing agreements generally contain certain non-competition provisions covering a limited geographic area.

(5) The Company estimates it will eventually develop approximately one-half the acreage in Spartanburg it owns in joint ventures and that the remainder will be sold to third parties. Estimated development potential reflects only that land which is not currently expected to be sold.


TENANTS
The Company believes that its emphasis on developing quality properties and providing a high level of client service has resulted in increased tenant retention. As of December 31, 1997, the Company's properties were leased to 727 tenants including local, regional, national and international companies. The Company's 30 largest tenants (measured by annualized base rent at December 31, 1997) occupy a total of approximately 4.6 million square feet and represent 29.2% of the Company's total annualized base rent as shown in the table below.

              30 LARGEST TENANTS MEASURED BY ANNUALIZED BASE RENT

                                                                                            % of Total
                                                   Square       Number     Annualized       Annualized
Tenant                                              Feet      of Leases   Base Rent/(1)/  Base Rent/(1)/    Location
--------------------------------------------      --------    ---------   --------------  --------------    --------
1   Northern Telecom, Inc./(2)/                    416,271         9        $3,085,968         3.1%           NC,TN
2   Scientific Atlanta, Inc.                       600,413        11         2,693,337         2.7%             GA
3   IKON Office Solutions, Inc.                    170,000         3         1,422,900         1.4%             GA
4   GTE Mobilnet Service Corporation               126,124         3         1,320,874         1.3%           GA,NC
5   360 degree Communications                      114,476         7         1,283,731         1.3%             NC
6   Radian International LLC                        90,159         2         1,170,275         1.2%             NC
7   Square D Company                               100,822         1           966,816         1.0%             TN
8   Honeywell, Inc.                                 70,016         3           963,953         1.0%             GA
9   DeVry, Inc.                                     64,981         1           928,269         0.9%             GA
10  PPD Pharmaco, Inc.                              89,130         5           917,349         0.9%             NC
11  The Athlete's Foot Group, Inc.                 162,651         1           897,155         0.9%             GA
12  Fisher Scientific Company                      223,219         1           875,019         0.9%             GA
13  Tridom Corporation                             117,403         4           826,437         0.8%             GA
14  National Data Corporation                       50,283         4           786,777         0.8%             GA
15  AT&T Corp.                                      67,551         5           752,082         0.8%             GA
16  Saab Cars U.S.A., Inc.                          63,625         3           749,509         0.8%          GA,NC,TN
17  Intelligent Systems Corporation                137,100         1           719,775         0.7%             GA
18  Best Buy Stores, L.P.                          222,643         1           703,552         0.7%             GA
19  United Healthcare                               72,991         2           699,856         0.7%           GA,SC
20  Sally Foster, Inc.                             197,200         2           673,237         0.7%             SC
21  Data General Corporation                        86,000         1           670,800         0.7%             GA
22  Vanstar Corporation                             86,880         4           668,124         0.7%             GA
23  Yokohama Tire Corporation                      252,092         1           665,383         0.7%             GA
24  Auto-Lok, Inc.                                 222,900         2           658,879         0.7%             GA
25  Ahlstrom Recovery, Inc.                         62,893         2           649,493         0.7%             GA
26  Astronet Corporation                            34,138         1           648,622         0.7%             GA
27  Siemens Energy & Automation, Inc.              240,000         3           637,200         0.6%             GA
28  The Bombay Company, Inc.                       253,890         2           631,344         0.6%             GA
29  Southern Multimedia Communications, Inc.           647         3           604,692         0.6%             GA
30  United Parcel Service, Inc.                    128,275         3           594,201         0.6%           TN,FL
                                                ----------    ---------   --------------  --------------
                                                4 ,641,773        91       $28,865,609        29.2%
                                                ==========    =========   ==============  ==============

(1) Annualized cash base rent net of rental concessions, if any, based on leases in place for stabilized properties and properties in lease-up where tenants were paying rent as of December 31, 1997.

(2) Leases with Northern Telecom totaling 370,824 square feet expire on June 30, 2005, but are subject to an early-termination right that permits Northern Telecom to terminate any of the leases on June 30, 2000, by delivering an early-termination notice to the Company on or before June 30, 1999. In the event it exercises its early-termination option, Northern Telecom will be obligated to make certain termination payments to the Company.

LEASE EXPIRATIONS
The following tables show scheduled lease expirations for the Company's total property portfolio, for its industrial property portfolio and for its office property portfolio based on leases under which tenants were paying rent as of December 31, 1997, assuming no exercise of renewal options or termination rights, if any:

                                                                  % of Total
              Year of     Square     % of Total    Annualized     Annualized
            Expiration     Feet      Square Feet  Base Rent/(1)/   Base Rent
            ----------    ------     -----------  --------------  ----------
TOTAL
  PORTFOLIO
                1998      3,329         19.5%        $ 17,397        16.7%
                1999      1,921         11.3%          11,565        11.1%
                2000      3,105         18.2%          18,322        17.5%
                2001      1,379          8.1%           8,078         7.7%
                2002      2,291         13.5%          17,629        16.9%
                2003        679          4.0%           6,235         6.0%
                2004      1,050          6.2%           5,763         5.5%
                2005        875          5.1%           5,389         5.2%
                2006        612          3.6%           3,046         2.9%
                2007      1,104          6.5%           6,627         6.3%
                2008        223          1.3%             783         0.7%
                2009         20          0.1%             157         0.2%
                2011        294          1.7%           1,704         1.6%
                2012        152          0.9%           1,744         1.7%
                         ------        -----         --------       -----
                         17,034/(2)/   100.0%        $104,439       100.0%
                         ======        =====         ========       =====
INDUSTRIAL
  PROPERTIES
                1998      3,150         20.1%        $ 14,947        17.8%
                1999      1,833         11.7%          10,485        12.5%
                2000      2,890         18.5%          15,298        18.2%
                2001      1,303          8.3%           6,976         8.3%
                2002      1,954         12.5%          12,191        14.5%
                2003        475          3.0%           3,162         3.8%
                2004        946          6.0%           4,063         4.8%
                2005        846          5.4%           4,950         5.9%
                2006        590          3.8%           2,677         3.2%
                2007      1,054          6.7%           6,168         7.3%
                2008        223          1.4%             783         0.9%
                2009         20          0.1%             157         0.2%
                2011        294          1.9%           1,704         2.0%
                2012         87          0.6%             580         0.6%
                         ------        -----         --------       -----
                         15,665        100.0%        $ 84,141       100.0%
                         ======        =====         ========       =====

                                                                  % of Total
              Year of     Square     % of Total    Annualized     Annualized
            Expiration     Feet      Square Feet  Base Rent/(1)/   Base Rent
            ----------    ------     -----------  --------------  ----------
SUBURBAN
  OFFICE
  PROPERTIES
                1998        178         13.5%         $ 2,437        12.3%
                1999         86          6.5%           1,058         5.3%
                2000        178         13.5%           2,715        13.7%
                2001         76          5.8%           1,102         5.6%
                2002        338         25.5%           5,438        27.4%
                2003        204         15.4%           3,073        15.5%
                2004        104          7.9%           1,700         8.6%
                2005         26          1.9%             382         1.9%
                2006         17          1.3%             309         1.6%
                2007         50          3.8%             460         2.3%
                2008          0          0.0%               0         0.0%
                2009          0          0.0%               0         0.0%
                2011          0          0.0%               0         0.0%
                2012         65          4.9%           1,164         5.8%
                         ------        -----         --------       -----
                          1,322        100.0%         $19,838       100.0%
                         ======        =====         ========       =====

(1) Annualized base rent represents the annualized monthly base rental at the time of lease expiration.

(2) The total square footage expiring as of December 31, 1997 is comprised of 16,408,572 square feet of leases in stabilized properties, and 625,543 square feet of leases in development properties where tenants are paying rent as of December 31, 1997.

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

               CAPITALIZED TENANT IMPROVEMENTS AND LEASING COSTS

----------------------------------------------------      ------           ------            ------
  (In thousands, except per square foot information)       1997             1996              1995
----------------------------------------------------      ------           ------            ------
INDUSTRIAL PROPERTIES
  RE-LEASING
   Square feet leased                                      1,073              678               317
   Capitalized tenant improvements and
     leasing commissions                                  $2,276           $1,395            $  462
   Capitalized tenant improvements and
     leasing commissions per square foot                  $ 2.12           $ 2.06            $ 1.46
  RENEWAL
   Square feet renewed                                     2,358            1,027               814
   Capitalized tenant improvements and
     leasing commissions                                  $1,392           $1,055            $  469
   Capitalized tenant improvements and
     leasing commissions per square foot                  $ 0.59           $ 1.03            $ 0.58
  TOTAL
   Square feet                                             3,431            1,705            $1,131
   Capitalized tenant improvements and
     leasing commissions                                  $3,668           $2,450            $  931
   Capitalized tenant improvements and
     leasing commissions per square foot                  $ 1.07           $ 1.44            $ 0.82

SUBURBAN OFFICE PROPERTIES
  RE-LEASING
   Square feet leased                                         69               16               111/(1)/
   Capitalized tenant improvements and
     leasing commissions                                  $  493           $   45            $1,578/(1)/
   Capitalized tenant improvements and
     leasing commissions per square foot                  $ 7.11           $ 2.80            $14.25/(1)/
  RENEWAL
   Square feet renewed                                       134              106                47
   Capitalized tenant improvements and
     leasing commissions                                  $  267           $  290            $   50
   Capitalized tenant improvements and
     leasing commissions per square foot                  $ 1.99           $ 2.74            $ 1.06
  TOTAL
   Square feet                                               203              122               158/(1)/
   Capitalized tenant improvements and
     leasing commissions                                  $  760           $  335            $1,628/(1)/
   Capitalized tenant improvements and
     leasing commissions per square foot                  $ 3.74           $ 2.75            $10.27/(1)(2)/

(1) Includes $1,377,000 or $15.68 per square foot to re-tenant 87,845 square feet of the Company's 94,677 square foot suburban office property which was vacated and then converted from a single tenant to a multi-tenant property.
(2) Excluding amounts incurred to re-lease the office property discussed in (1) above, capitalized tenant improvements and leasing commissions would have been $3.55 per square foot for released and renewed space during 1995.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not currently involved in any material litigation other than litigation which is expected to be covered by liability insurance or which is not expected to have a material adverse effect on the Company's results of operations or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote during the fourth quarter of 1997.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of the Company and their positions are as follows:

Name                    Age  Title
----------------------  ---  ---------------------------------------------------
A. Ray Weeks, Jr.        45  Chairman of the Board and Chief Executive Officer
Thomas D. Senkbeil       48  Vice Chairman of the Board and Chief Investment
                             Officer
Forrest W. Robinson      46  President, Chief Operating Officer
John W. Nelley, Jr.      49  Managing Director, Nashville Operations
Albert W. Buckley, Jr.   54  Managing Director, Nashville Operations
David P. Stockert        35  Senior Vice President and Chief Financial Officer
Robert G. Cutlip         48  Senior Vice President, North Carolina Operations
Charles D. Graham        54  Senior Vice President, North Florida Operations
Clyde H. Duckett         55  Senior Vice President, Construction Services
Mark W. Flowers          40  Senior Vice President, Landscape Services
Eben Hardie, III         39  Senior Vice President, Development
Klay W. Simpson          42  Senior Vice President, Marketing
Bobby L. Beavers         52  Vice President, Jacksonville Operations
Elizabeth C. Belden      43  Vice President, Corporate Counsel
Arthur J. Quirk          40  Vice President and Controller
Thomas W. Trocheck       43  Vice President, Development & Acquisitions
Robert T. Weeks          37  Vice President, Information Technology
Susan C. Walker          44  Vice President, Investor Relations
-------------------------------------------------------------------------------

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

David P. Stockert. Senior Vice President and Chief Financial Officer of the Company since June 1995. Vice President and Associate in the Real Estate Investment Banking Group of Dean Witter Reynolds Inc. (now Morgan Stanley Dean Witter) from July 1990 to June 1995. CPA with Ernst & Whinney (now Ernst & Young) from May 1985 to August 1988. Master of Business Administration from Columbia University Business School and Bachelor of Science in Accounting from the University of Colorado.

Robert G. Cutlip. President, North Carolina Operations, of the Company since October 1997. Senior Vice President, Development, of the Company from April 1993 to September 1997. Vice President and Principal-in-Charge of Dallas Industrial and Phoenix/Colorado Operations from January 1992 to April 1993, Paragon Group, a real estate development firm, Vice President and Principal of Dallas Industrial from January 1990 to December 1991 and Vice President, Operations from January 1988 to January 1990. Master of Business Administration from University of Southern California, Master of Science in Civil Engineering from Vanderbilt University and Bachelor of Science in Civil Engineering from U.S. Air Force Academy.

Charles D. Graham. Senior Vice President, North Florida Operations, since October 1997. President of Wilma, Inc., a national real estate development firm, from June 1983 to October 1997. Vice President and Chief Financial Officer of the Sea Pines Company, a national real estate developer of resort communities, from 1980 to 1983. Master of Accountancy and Bachelor of Science in Business Administration from Florida State University.

Clyde H. Duckett. Senior Vice President, Construction Services, of the Company since January 1989. Professional Engineer registered in Georgia, South Carolina and Tennessee. Bachelor of Science in Mechanical Engineering from Tennessee Technological University.

Mark W. Flowers. Senior Vice President, Landscape Services, of the Company since October 1993. Vice President, Landscape of the Company from October 1987 through September 1993. Bachelor of Science in Horticulture from the University of Georgia.

Eben Hardie, III. Senior Vice President, Development of the Company since October 1997. President of Cauble Development Services Company from December 1994 to October 1997. Senior Vice President, Kern Realty Services from 1988 to 1994. Bachelor of Science in Economics from the Wharton School of the University of Pennsylvania.

Klay W. Simpson. Senior Vice President, Marketing, of the Company since October 1992. Vice President of Marketing of Senkbeil & Associates Inc. and Anderson & Senkbeil Inc., each a real estate development firm, from 1986 to September 1992. Bachelor of Business Administration from Stephen F. Austin State University.

Bobby L. Beavers. Vice President, Jacksonville Operations, since October 1997. Senior Vice President of Wilma South, a national real estate development firm, in charge of the Florida operations, from December 1991 to September 1997. Bachelor of Science in Construction Management from North Texas State University.

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

Thomas W. Trocheck. Vice President, Development & Acquisitions, of the Company since May 1989. Professional Engineer registered in Georgia, Florida and South Carolina. Bachelor of Science in civil engineering from the Georgia Institute of Technology and Bachelor of Arts in Government and Business Administration from Florida State University.

Robert T. Weeks. Vice President, Information Technology, of the Company since January 1992. Director of Information Systems of the Company from March 1989 through December 1991. Master of Business Administration from Georgia State University and Bachelor of Business Administration from the University of Georgia. Ray Weeks and Robert Weeks are first cousins.

Susan C. Walker. Vice President, Investor Relations, of the Company since October 1997. Public Information Manager and speech writer for the President of the Federal Reserve Bank of Atlanta from June 1991 through September 1997. Previous editorial positions with the Gwinnett Daily News, the Washington Business Journal, and Inc. magazine. Bachelor of Arts in Classics from Stanford University.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND  RELATED SHAREHOLDER
          MATTERS

The common stock of the Company trades on the New York Stock Exchange ("NYSE") under the symbol "WKS." The following table reflects the quarterly high and low closing prices per share of the common stock and its per share quarterly cash dividends for 1996 and 1997, respectively:

Quarter Ended                        High        Low      Dividend
----------------------------       -------     -------    --------
1996
  March 31, 1996                   $ 26.75     $ 25.00     $ 0.40
  June 30, 1996                    $ 26.00     $23.625     $ 0.40
  September 30, 1996               $29.250     $25.625     $ 0.40
  December 31, 1996                $33.250     $27.875     $ 0.43
1997
  March 31, 1997                   $ 36.25     $ 31.75     $ 0.43
  June 30, 1997                    $ 34.50     $ 31.00     $ 0.43
  September 30, 1997               $ 32.75     $29.875     $ 0.43
  December 31, 1997                $33.875     $29.375     $0.465

As of March 20, 1998, the Company had 189 shareholders of record and the last reported sale price of its common stock was $31.75.

The Company currently anticipates paying regular quarterly dividends of $0.465 per share, which is equivalent to an annual dividend rate of $1.86 per share. The dividends for each quarterly period are declared and paid one quarter in arrears. Future dividends are dependent upon many factors including the Company's earnings, capital requirements, its financial condition and its available cash flow and are governed by the discretion of the Board of Directors. The dividends paid in 1996 were 95% taxable to the Company's shareholders as ordinary income with the remaining 5% representing a return of capital. The dividends paid in 1997 and 1995 were 100% taxable to the Company's shareholders as ordinary income. In future periods, some portion of the dividends paid to shareholders may represent a return of capital.

The Company has in place a dividend reinvestment plan under which current shareholders may elect to automatically reinvest their dividends in additional shares of common stock. A total of 300,000 shares of common stock have been authorized and reserved for issuance under the plan. In 1997 and 1996, 2,343 and 1,514 shares of common stock, respectively, were issued through the dividend reinvestment plan.

Effective December 1, 1997, the Company caused the Operating Partnership to issue a total of 422,432 Common Units, in partial or full consideration for the acquisition of certain real estate properties of NWI. The aggregate value of the properties acquired by the Company in exchange for such Units was approximately $13.4 million. Common Units are convertible by their holders into shares of the Company's common stock on a one-for-one basis, or into cash, at the Company's option. The Common Units were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act in reliance, in part, upon the representations and warranties set forth in the NWI acquisition agreements. These Common Units are subject to a registration rights and lock-up agreement which restricts the disposition of the Common

Units for a period of one year from the date of issuance with respect to all Common Units and further restricts the disposition of Common Units beneficially owned by John W. Nelley, Jr. and Albert W. Buckley, Jr. (approximately 43% of the total Common Units issued) until November 1, 1999.

Effective October 1, 1997, the Company caused the Operating Partnership to issue 57,300 Common Units in partial or full consideration for the acquisition of certain real estate properties of Lichtin. The aggregate value of the properties acquired by the Company in exchange for such Common Units was approximately $1.5 million. The Common Units were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act in reliance, in part, upon the representations and warranties set forth in the Lichtin acquisition agreements. The Common Units are subject to a registration rights and lock-up agreement which restricts the disposition of the Common Units until December 31, 1999.

On October 27, 1997, November 15, 1997, and December 30, 1997, the Company caused the Operating Partnership to issue 11,561 Common Units in partial or full consideration for the acquisition of certain land and real estate properties located in Jacksonville, Florida. The aggregate value of the land and properties acquired by the Company in exchange for such Common Units was approximately $374,000. The Common Units were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act in reliance, in part, upon the representations and warranties set forth in the acquisition agreement. The Common Units are subject to a registration rights and lock-up agreement which restricts the disposition of the Common Units for a period of one year from the date of issuance.

ITEM 6.     SELECTED FINANCIAL DATA
                                                        Weeks Corporation                 Weeks Group/1/
                                              ----------------------------------------     -------------------
(In thousands, except per share amounts)       1997       1996      1995      1994         1993
BALANCE SHEET DATA, AT YEAR END
Real estate assets before
   accumulated depreciation              $     856,500   $592,841   $319,763  $162,709    $95,831
Real estate assets, net                        794,952    551,372    289,874   139,750     76,944
Total assets                                   852,361    591,849    320,441   176,674    101,366
Total indebtedness                             275,515    296,975    147,305    71,961    117,280
Shareholders' equity                           459,048    213,711    132,949    73,470    (24,197)


                                                             Weeks Corporation                               Weeks Group/(1)/
                                               ----------------------------------------------              --------------------
                                           Year Ended     Year Ended    Year Ended   Aug. 24 to          Jan. 1 to     Year ended
                                         Dec. 31, 1997  Dec. 31, 1996  Dec.31, 1995  Dec.31, 1994      Aug. 23 1994  Dec. 31, 1993

OPERATING DATA
Rental and
   reimbursement revenues                     $  90,806      $  52,679    $ 34,015      $  8,877         $ 11,914        $ 18,023
Total revenues                                   92,020         53,883      35,271         9,312           16,538          24,817
Operating, maintenance and                       18,488         10,750       6,896         1,714            2,721           3,928
   real  estate tax expense
Depreciation and
   amortization                                  24,144         13,474       8,177         2,098            2,920           4,456
Interest expense                                 17,900         11,779       8,106         1,958            6,682          10,254
Amortization of deferred financing costs            933            864         691           252              322             372
General and administrative expenses               5,068          3,039       1,848           472            1,514           2,191
Interest income                                   1,509            492         334           224               --              --
Equity in earnings of unconsolidated entities     1,989          1,340       1,220           692               91            (113)
Income before minority interests and             29,194         15,809      11,107         3,734              516             998
   extraordinary loss
Income before extraordinary loss                 22,975         12,745       8,426         2,791              516             998
Net income                                       22,975         12,745       8,426           798              516             998
Net income available to common shareholders      20,255         12,745       8,426           798              516             998
Weighted average common shares - basic           16,357         11,512       8,171         7,675
Weighted average common shares - diluted         21,580         14,386      10,832        10,286

PER COMMON SHARE DATA
Income before extraordinary loss - basic     $     1.24    $      1.11   $    1.03     $    0.36
Income before extraordinary loss - diluted         1.23           1.10        1.03          0.36
Net income - basic                                 1.24           1.11        1.03          0.10
Net income - diluted                               1.23           1.10        1.03          0.10
Dividends/(2)/                                    1.755           1.63       1.525         0.525

OTHER DATA
Cash provided by (used in):
 Operating activities                        $   49,097      $  28,031   $  18,678      $  3,954         $  2,769       $   3,569
 Investing activities                          (173,574)      (120,323)   (117,127)      (38,148)         (14,953)         (1,974)
 Financing activities                           129,638         91,570      93,097        40,352           12,229          (1,541)
Funds from
 operations/(3)(4)/                              38,517         23,640      14,662         4,359               --              --

(1) Represents the historical combined operations and combined financial position of Weeks Group, the predecessor entity. On August 24, 1994, Weeks
     Corporation (the "Company") completed an initial public offering and related formation transactions.
(2)  Dividends and distributions are declared and paid quarterly in arrears.
     Amounts reflect dividends and distributions attributable to the year presented.
(3) The Company believes that funds from operations provides an additional indicator of the financial performance of the Company. Funds from operations is defined by the National Association of Real Estate Investment
     Trusts ("NAREIT") to mean net income (loss) determined in accordance with generally accepted accounting principles ("GAAP"), excluding gains(or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. The Company computes funds from operations under the current NAREIT definition by subtracting from net income the dividends to preferred shareholders before making an adjustment for the non-cash items described above. Funds from operations does not represent cash flow from operating, investing and financing activities as defined by GAAP, and detailed above.
     Additionally, funds from operations does not measure whether cash flow is sufficient to fund all cash flow needs, including principal amortization, capital expenditures and dividends to shareholders, and should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance or as an alternative to cash flow, as defined by GAAP, as a measure of liquidity. Funds from operations presented herein under the NAREIT guidelines is not necessarily comparable to funds from operations presented by other real estate companies due to the fact that not all real estate companies use the same definition.
     However, the Company's funds from operations is comparable to the funds from operations of real estate companies that use the current NAREIT definition.
(4)  Represents the Company's share of funds from operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Selected Financial Data and the accompanying Consolidated Financial Statements of the Company and the notes thereto.

GENERAL
The Company was founded in 1965 and operated as a private real estate company until August 1994, when it completed an initial public offering ("IPO") and elected to be taxed as a real estate investment trust ("REIT"). As a self-administered and self-managed REIT, the Company owns, develops, acquires and manages primarily industrial and suburban office properties in the southeastern United States. The Company's third-party service businesses are conducted through two subsidiaries (the "Service Companies"), Weeks Realty Services, Inc. (fee landscape, property management and leasing services) and Weeks Construction Services, Inc. (fee construction), which are accounted for on the equity method. For a further description of the Company, see Note 1 to the consolidated financial statements.

RESULTS OF OPERATIONS

Operating results in 1997 when compared to 1996, reflect the Company's continued strong performance as measured by increases in total revenue of $38,137,000 or 70.8%, net income attributable to common shareholders of $7,510,000 or 58.9%, and net income per common share (basic) of $0.13 or 11.7%. As discussed in more detail below, these increases were achieved through both the operating results from acquired properties and stabilized development properties (i.e., those development properties placed in-service) and to a lesser extent the increased year-to-year performance of the core or "same store" property portfolio.

A large part of the Company's operating achievements for 1997 can be attributed to its fourth quarter 1996 acquisition of 31 properties totaling 2,513,000 square feet and the related business operations of two privately-owned real estate companies -- NWI Warehouse Group, L.P. and affiliates ("NWI"), whose properties and operations are located in Nashville, Tennessee, and Lichtin Properties, Inc. and affiliates ("Lichtin"), whose properties and operations are located in the Raleigh-Durham-Chapel Hill area of North Carolina (see Note 7 to the consolidated financial statements). In addition to these properties acquired in late 1996, operating results for the year were also positively impacted by an additional 18 stabilized development properties totaling 1,447,000 square feet acquired from NWI and Lichtin in 1997, all of which represented additional phases of the 1996 acquisition arrangements with those two companies.

The Company's operating results also continue to be positively impacted by an active development program which resulted in the stabilization of eight properties and one property expansion totaling 834,000 square feet in 1996 and 18 properties and two property expansions totaling 2,014,000 square feet in 1997. These stabilized development properties continue to achieve higher yields than those achieved on acquisition properties, and, as a result, are expected to continue to be a significant element of the Company's future growth strategy. Core properties, as defined below, also contributed to overall operating results with increased property operating revenues less property operating expenses, of 1.3% in 1997.

The Company continues to diversify its property holdings throughout the southeastern United States. Including properties under development and under agreement to acquire at year end 1997, the Company's current portfolio is located in eight cities in five states and the percentage of its holdings in each state (measured by square feet) are Georgia (58.7%), Florida (17.6%), Tennessee (11.6%), North Carolina (10.4%), and South Carolina (1.7%). This compares to two cities in two states at year end 1994, with Georgia representing 96.2% of the portfolio at that time (also measured by square feet and including properties under development and under agreement to acquire).

Operating information relating to the Company's properties for 1997, 1996 and 1995 is summarized below (in thousands):

                                                            1997    1996       1995     1996    1995
-----------------------------------------------------------------------------------------------------
Rental revenues                                           $80,419   $48,162   $31,217     67.0%  54.3%
Tenant reimbursements                                      10,387     4,517     2,798    130.0%  61.4%
-----------------------------------------------------------------------------------------------------
Property operating revenues                               $90,806   $52,679   $34,015     72.4%  54.9%
-----------------------------------------------------------------------------------------------------
Operating and maintenance expenses                        $11,278   $ 6,025   $ 3,899     87.2%  54.5%
Real estate taxes                                           7,210     4,725     2,997     52.6%  57.7%
Depreciation and amortization                              24,144    13,474     8,177     79.2%  64.8%
-----------------------------------------------------------------------------------------------------
Property operating expenses                               $42,632   $24,224   $15,073     76.0%  60.7%
-----------------------------------------------------------------------------------------------------
Property operating revenues
 less property operating expenses                         $48,174   $28,455   $18,942     69.3%  50.2%
-----------------------------------------------------------------------------------------------------

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

Year to year comparisons of property operating revenues and expenses for 1997 and 1996 are discussed herein using the categories "core properties," "development properties" and "acquisition properties." Core properties are defined as properties which were stabilized and operating for comparable full year periods. The Company defines a property as stabilized upon the earlier of substantial lease-up or one year from building shell completion. Development properties reflect properties completed and stabilized, and acquisition properties are properties acquired, subsequent to January 1, 1996.

Property operating revenues increased $38,127,000 or 72.4% in 1997. Of this increase, $29,626,000, $7,660,000 and $841,000 were attributable to acquisition, development and core properties, respectively. The increases from acquisition and development properties were due to the acquisition of 83 stabilized properties (37 in 1997 and 46 in 1996) totaling 5,402,000 square feet and the stabilization of 26 development properties (18 in 1997 and eight in 1996) and three property expansions (two in 1997 and one in 1996) totaling 2,848,000 square feet. Property operating expenses increased $18,408,000 or 76.0% between years, due primarily to the growth in the property portfolio resulting from the acquisition and development properties discussed above.

For the comparable years of 1997 and 1996, operating results of the core properties, representing 134 properties totaling 8,861,000 square feet, are summarized below (in thousands):

                                                                  1997       1996    % Change
----------------------------------------------------------------------------------------------
Rental revenues                                                  $43,216    $42,549    1.6%
Tenant reimbursements                                              4,196      4,022    4.3%
----------------------------------------------------------------------------------------------
Property operating revenues                                      $47,412    $46,571    1.8%
----------------------------------------------------------------------------------------------
Operating and maintenance
  expenses                                                       $ 5,914    $ 5,539    6.8%
Real estate taxes                                                  4,114      4,299   (4.3%)
Depreciation and amortization                                     12,229     11,889    2.9%
----------------------------------------------------------------------------------------------
Property operating expenses                                      $22,257    $21,727    2.4%
----------------------------------------------------------------------------------------------
Property operating revenues less
  property operating expenses                                    $25,155    $24,844    1.3%
----------------------------------------------------------------------------------------------
Average occupancy                                                  95.2%      96.1%
----------------------------------------------------------------------------------------------

Property operating revenues from core properties increased 1.8% despite the impact of lost property operating revenues between years of approximately $242,000 resulting from the sale of a 96,000 square foot building in April 1997 and a small decrease in overall average occupancy. Adjusted for the building sale discussed above, property operating revenues from core properties increased 2.3% between years. This increase was due to both rental rate and reimbursement increases between periods. Property operating expenses increased 2.4% due primarily to increased utilities, repair and maintenance expenses offset by lower real estate taxes in 1997. Lower real estate taxes resulted primarily from the successful resolution of disputed property tax assessments. Property operating revenues less property operating expenses from core properties increased 2.3%, exclusive of depreciation and amortization expense and after adjusting for the building sale discussed above.

Interest expense increased $6,121,000 or 52.0% from $11,779,000 in 1996 to $17,900,000 in 1997, due to higher interest on mortgage notes payable in 1997 offset by lower interest on the Company's revolving line of credit (the "Credit Facility"). Mortgage interest increased $6,418,000 due to interest costs associated with mortgage indebtedness assumed in connection with the Company's 1996 and 1997 acquisitions. Interest expense on Credit Facility borrowings decreased $297,000 due primarily to a larger percentage of Credit Facility borrowings being utilized for the Company's increased development activity in 1997, resulting in increased interest capitalization as a percentage of total Credit Facility interest expense in 1997 compared to 1996 (see Note 4 to the consolidated financial statements).

Company general and administrative expenses increased $2,029,000 or 66.8% from $3,039,000 in 1996 to $5,068,000 in 1997, due primarily to increased personnel and related administrative costs attributable to the Company's southeast expansion. The majority of the increase relates to the additional general and administrative expenses associated with the Company's Nashville, Tennessee and Raleigh, North Carolina operations, both of which were acquired in the fourth quarter of 1996, and expenses related to the establishment of an office in Orlando, Florida, which also occurred in the fourth quarter of 1996. As a percentage of total revenue, general and administrative expenses decreased from 5.6% in 1996 to 5.5% in 1997.

Interest income increased $1,017,000 or 206.7% from $492,000 in 1996 to $1,509,000 in 1997. Of the total increase between years, $442,000 relates to interest earned on loans to affiliated entities and others with the remaining increase due primarily to increased loan balances on real estate development loans (see Note 5 to the consolidated financial statements).

Equity in earnings of unconsolidated entities primarily represents the Company's 99% economic interest in the earnings of the Service Companies and their subsidiaries after the elimination of interest expense and gains on property sales to the Company. The Company's share of the earnings of the Service Companies and their subsidiaries increased by $629,000 or 46.9% from $1,340,000 in 1996 to $1,969,000 in 1997 due primarily to gains on sales of real estate properties, principally land, and increased earnings from partnerships and joint ventures, also principally due to gains from land sales. Apart from these gains, net earnings from the operations of the Service Companies was comparable between years.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

Year to year comparisons of property operating revenues and expenses for 1996 and 1995 are discussed herein using the "core properties," "development
properties" and "acquisition properties" categories discussed above.   However,
for purposes of this comparison, development properties reflect properties completed and stabilized, and acquisition properties are properties acquired, subsequent to January 1, 1995.

Property operating revenues increased $18,664,000 or 54.9% in 1996. Of this increase, $13,733,000, $3,750,000 and $1,181,000 were attributable to acquisition, development and core properties, respectively. The increases from acquisition and development properties were due to the acquisition of 81 properties (49 in 1995 and 32 in 1996) totaling 4,727,000 square feet, excluding 14 properties totaling 1,109,000 square feet acquired on December 31, 1996, and the stabilization of 15 development properties (seven in 1995 and eight in 1996) and two property expansions (one each year) totaling 1,799,000 square feet. Property operating expenses increased $9,151,000 or 60.7% between years, due primarily to the growth in the property portfolio resulting from the acquisition and development properties discussed above.

For the comparable years of 1996 and 1995, operating results of the core properties, representing 78 properties totaling 5,331,000 square feet, are summarized below (in thousands):

                                                                  1996       1995    % Change
----------------------------------------------------------------------------------------------
Rental revenues                                                  $25,157    $24,045    4.6%
Tenant reimbursements                                              2,000      1,931    3.6%
----------------------------------------------------------------------------------------------
Property operating revenues                                      $27,157    $25,976    4.5%
----------------------------------------------------------------------------------------------
Operating and maintenance
  expenses                                                       $ 3,685    $ 3,210   14.8%
Real estate taxes                                                  2,299      2,300     --
Depreciation and amortization                                      7,178      6,310   13.8%
----------------------------------------------------------------------------------------------
Property operating expenses                                      $13,162    $11,820   11.4%
----------------------------------------------------------------------------------------------
Property operating revenues less
  property operating expenses                                    $13,995    $14,156   (1.1%)
----------------------------------------------------------------------------------------------
Average occupancy                                                   95.1%      95.9%
----------------------------------------------------------------------------------------------

Property operating revenues from core properties increased 4.5% despite a small decrease in overall average occupancy. This was due in part to re-leasing two buildings totaling 344,000 square feet vacated in early 1995; re-leasing these two buildings produced a property operating revenue increase of $912,000 in 1996. The positive impact of re-leasing these buildings was offset by decreased average 1996 occupancy in six other buildings totaling 336,000 square feet which resulted in decreased property operating revenues of $691,000. Exclusive of these occupancy related impacts, core property operating revenues increased 4.2% between years due primarily to rental rate increases.

Property operating expenses increased 11.4% due to both increased operating and maintenance expenses and depreciation and amortization in 1996. Net of the impact of the eight buildings affected by occupancy changes, property operating expenses increased by 8.6% (6.1% excluding depreciation and amortization expense). The increase in property operating and maintenance expenses reflects increased property maintenance and security expenses between years. Excluding the impact of the eight buildings affected by occupancy changes, property operating revenues less property operating expenses from core properties, increased 3.7%, exclusive of depreciation and amortization expense between years.

Interest expense increased $3,673,000 or 45.3% from $8,106,000 in 1995 to $11,779,000 in 1996, due to higher interest on Credit Facility borrowings and higher mortgage interest in 1996. Higher weighted average Credit Facility borrowings in 1996 compared to 1995, due to the Company's acquisition and development activity, resulted in increased Credit Facility interest costs in 1996 of $1,410,000. Mortgage interest increased $2,263,000 due to interest costs associated with mortgage indebtedness assumed in connection with the Company's 1995 and 1996 acquisitions.

Amortization of deferred financing costs increased by $173,000 or 25.0% from $691,000 in 1995 to $864,000 in 1996, due primarily to the amortization of the deferred financing costs associated with a $5,140,000 industrial revenue bond refinancing in the first quarter of 1996 and costs associated with increasing the availability under and restructuring of the Credit Facility.

Company general and administrative expenses increased by $1,191,000 or 64.4% from $1,848,000 in 1995 to $3,039,000 in 1996, due primarily to increased personnel and related administrative costs attributable to the Company's growth and to a lesser extent by a shift in certain expenses relating to properties which were fee-managed by the Service Companies in 1995, but which were subsequently acquired and owned by the Company in 1996. A portion of the increased expenses in 1996 also relates to establishing of an office in Orlando, Florida and the general and administrative expenses associated with the Company's acquired Nashville, Tennessee operations, both of which occurred in the fourth quarter of 1996. As a percentage of total revenue, general and administrative expenses increased from 5.2% in 1995 to 5.6% in 1996. General and administrative expenses of the Company, when combined with the general and administrative expenses of the Service Companies increased $1,367,000 or 40.6% from $3,366,000 in 1995 to $4,733,000 in 1996 for the reasons discussed above. As a percentage of the combined revenues of the Company and the Service Companies, the combined general and administrative expenses of the Company and the Service Companies decreased from 8.0% in 1995 to 7.6% in 1996.

Interest income for the year ended December 31, 1996, consists primarily of interest earned under the real estate loan arrangements discussed more fully in
Note 5 to the consolidated financial statements. For the year ended December 31, 1995, interest income represented $213,000 earned under a short-term note arrangement, made in connection with a 1995 property acquisition, $60,000 earned under the real estate loan arrangements discussed above, with the remainder earned on short-term cash investments.

Equity in earnings of unconsolidated entities represents the Company's 99% economic interest in the earnings of the Service Companies and their subsidiaries after the elimination of interest expense to the Company. The Company's share of the earnings of the Service Companies and their subsidiaires increased $120,000 or 9.8% from $1,220,000 in 1995 to $1,340,000 in 1996. This increase was due to increased profitability of both the third-party fee construction and landscape businesses in 1996, offset by decreased earnings from the property management fee business due to the Company's acquisition in late 1995 of 37 properties which were previously fee-managed.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to generate increasing cash flows from operations. Cash provided by operating activities increased 75.2% or $21,066,000 to $49,097,000 in 1997. The increase resulted primarily from a full year of operating income in 1997 from 46 buildings acquired and eight development properties and one property expansion stabilized in 1996, and from the partial year operating income from 37 buildings acquired and 18 development properties and two property expansions stabilized in 1997.

The Company's net cash flow from operations is currently sufficient to meet the Company's current operational needs and to satisfy the Company's current quarterly dividends. Company management believes that operating cash flows will continue to be adequate to fund these requirements in 1998. The Company operates as and intends to maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company will generally not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 95% of its taxable income to its shareholders.

In 1997, the Company invested $182,762,000 in property acquisition, development, construction and real estate loan activities. This compares to $121,202,000 in 1996. This increased cash investment activity primarily reflects the impact of increased development and land acquisition activity in 1997.

Financing for the Company's property investment activities consisted primarily of $251,193,000 from both common and preferred equity offerings, offset by repayments of Credit Facility borrowings and retirements of mortgage and other notes payable of $86,329,000, in 1997, compared to $68,532,000 from a common equity offering and $45,042,000 of additional net borrowings in 1996. The debt and equity components of the Company's on-going financing strategy may differ based upon future market conditions.

In 1997, the Company increased its available borrowing capacity under its multi-bank, unsecured, Credit Facility from $175,000,000 to $225,000,000 and lowered its borrowing costs from LIBOR plus 1.35% to LIBOR plus 1.05%. The Credit Facility may be used to, among other things, meet the Company's operational obligations and annual REIT dividend requirements.

The Company currently intends to finance its development, construction and acquisition activities primarily through borrowings under the Credit Facility. At December 31, 1997, the Company had available capacity under the Credit Facility of approximately $125,000,000 (see Note 4 to the consolidated financial statements). The Credit Facility matures on December 31, 2000, and provides for annual extensions through December 31, 2002.

In January 1998, the Company acquired a 2,477,000 square foot, 24-building property portfolio in Miami, Florida for approximately $175,000,000 (see Note 7 to the consolidated financial statements), including cash of approximately $64,400,000 funded through Credit Facility borrowings. Additionally, in February 1998, one of the Service Companies acquired a one-third interest in Codina Group, Inc., for approximately $9,000,000 (see Note 6 to the consolidated financial statements), in cash also from Credit Facility borrowings, and the Company raised net proceeds of approximately $33,100,000 through a 1,073,000 share common stock offering which was used to repay Credit Facility borrowings. Net of these activities, the Company's available capacity under the Credit Facility would be approximately $85,000,000.

The Company received corporate preferred stock and unsecured debt ratings from Standard & Poor's, Moody's and Duff & Phelps in 1997. The ratings achieved will give the Company "investment grade" status for all current unsecured debt and preferred stock offerings. These ratings will serve to reduce the Company's unsecured debt interest costs and preferred stock dividends compared to unrated unsecured debt and preferred stock. These corporate rating levels are subject to change based on the above agencies' continuing assessments of the Company's financial strength and operating performance. Any change in rating status could increase or decrease the Company's financing costs.

The Company believes it currently has adequate liquidity and sources of capital, including available borrowing capacity under its existing Credit Facility and remaining capacity of $415,000,000 under its $600,000,000 universal shelf registration, to meet its current operational requirements, to fund annual principal requirements under existing mortgage notes payable and to fund its current development and acquisition activity. It is management's expectation that the Company will continue to have access to the additional capital resources necessary to further expand and develop its business and to refinance mortgage notes payable as they begin to mature in 1998. These resources include debt and equity financings, in both public and private markets, including the use of the Company's available capacity under its current universal shelf registration. Future development and acquisition activities will be undertaken by the Company only as suitable opportunities arise. Such activities are not expected to be undertaken unless adequate sources of financing are available and a satisfactory budget with targeted returns on investment has been internally approved. The Company maintains staffing levels sufficient to meet its existing construction and leasing activities. If market conditions warrant, the Company may adjust staffing levels to avoid a negative impact on the Company's results of operations.

Total consolidated debt amounted to $275,515,000 at December 31, 1997, including Credit Facility borrowings of $82,920,000 and mortgage notes payable of $192,595,000. Of the $192,595,000 of mortgage indebtedness, $186,798,000 is fixed rate and $5,797,000 is variable rate. At December 31, 1997, the weighted average interest rate on the Company's fixed rate mortgage debt was 8.1% and on its variable rate mortgage debt was 4.5%. The weighted average interest rate under the Credit Facility, exclusive of the impact of the interest rate swaps discussed below, at December 31, 1997, was 7.0%. Based on the outstanding balance of mortgage notes payable at December 31, 1997, the weighted average interest rates on the mortgage notes with a final maturity in each of the next five years and thereafter were 8.6% in 1998, 7.4% in 1999, 8.7% in 2000, 7.4% in 2001, 8.2% in 2002 and 8.1% thereafter.

At December 31, 1997, the Company's mortgage debt on its consolidated properties totaled $192,595,000. Including Credit Facility borrowings of $82,920,000 for the Company and $16,620,000 for the unconsolidated Service Companies and their subsidiaries and $2,000,000 of other notes payable on unconsolidated properties, the total debt obligations of the Company and its unconsolidated entities was $294,135,000 or 25% of total market capitalization at December 31, 1997 (assuming the exchange of all of the Common Units of the Operating Partnership for shares of common stock). Based on the closing price of the common stock of $32.00 on December 31, 1997, and assuming the exchange of all of the Common Units of the Operating Partnership for shares of common stock, there would be 23,336,687 shares of common stock outstanding with a total market value of $746,774,000, and 6,000,000 shares of preferred stock outstanding with a total market value of $150,000,000 (based on the closing stock price of $25.00 on December 31, 1997), resulting in total equity value of $896,774,000.

As discussed above, the Company acquired certain properties in Miami, Florida in January 1998 for approximately $175,000,000, and the Service Companies acquired a one-third interest in a related real estate services company in February 1998 for approximately $9,000,000. The Company also received net proceeds of approximately $33,100,000 from a February 1998 common stock offering. Adjusted for these transactions, the total debt obligations of the Company and its unconsolidated entities would have been $413,000,000 or 30% of total market capitalization of $1,373,000,000 (also reflecting the equity value of these transactions), at December 31, 1997.

MANAGEMENT OF INTEREST RATE RISKS

The Company uses interest rate swap and treasury rate guarantee hedge arrangements to manage its exposure to interest rate changes on its variable rate indebtedness. The Company has in place interest rate swap agreements to effectively fix the Company's interest costs on $50,000,000 of variable rate Credit Facility borrowings. The weighted average effective interest rate under the fixed swap arrangements is approximately 7.7%. If interest rates under the Credit Facility, in excess of the $50,000,000 discussed above, and under the Company's variable rate mortgage debt fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at December 31, 1997, would increase or decrease by approximately $600,000 on an annualized basis. In 1997, the Company entered into a treasury rate guarantee hedge arrangement to fix its interest costs on an anticipated public debt financing transaction. This hedge effectively locks in, for the period through March 1998, a seven year treasury rate of approximately 6.3% on anticipated borrowings of approximately $100,000,000.

These swap and hedge arrangements serve to decrease the negative impact of increased interest rates on the Company's financial results by fixing interest rates on otherwise variable rate debt instruments. However, due to the decline in interest rates at the end of 1997, these arrangements would require the payment of approximately $4,265,000 (at December 31, 1997), if the arrangements were terminated. Under current accounting rules, these potential costs are not recognized currently in the Company's financial statements, but instead are reflected as part of interest expense over the life of the related hedged borrowings, causing reported interest costs to be higher than current interest costs on similar unhedged debt securities. The costs associated with terminated swap and hedge arrangements can result in charges to operations to the extent hedged borrowings are not completed or are no longer outstanding.

CURRENT DEVELOPMENT AND ACQUISITION ACTIVITY

At year end, the Company had committed development and acquisitions totaling approximately $200,004,000 representing 31 buildings totaling 3,733,000 square feet, exclusive of the 2,477,000 square foot, 24 building Miami, Florida acquisition, completed in January 1998 at a total cost of approximately $175,000,000. In February 1998, the Company announced additional committed developments totaling $110,590,000 representing 15 buildings and one property expansion totaling 2,074,000 square feet. Including the developments announced in February 1998 and net of two buildings stabilized in 1998 totaling 140,000 square feet at a total cost of $8,624,000, the Company had at February 28, 1998, committed development and acquisitions totaling approximately $301,970,000 representing 44 buildings and one property expansion totaling 5,667,000 square feet. Properties to be acquired as of February 28, 1998, consist of three buildings totaling 357,000 square feet with a total expected cost of approximately $17,295,000. Development properties as of February 28, 1998, consist of 41 buildings and one building expansion totaling 5,310,000 square feet with a total expected cost of $284,675,000.

It is expected that such development and acquisition properties will stabilize or be acquired as detailed below:

   ---------------------------------------------
                            Square     Estimated
    Year        Buildings     Feet          Cost
   ---------------------------------------------
    1998             20  2,900,000  $137,209,000
    1999             23  2,664,000   154,085,000
    2000              1    103,000    10,676,000
   ---------------------------------------------
                     44  5,667,000  $301,970,000
   ---------------------------------------------

In addition, the Company has committed, subject to due diligence procedures, to acquire development land totaling $25,403,000 over various periods ranging up to five years.

It is expected that future development and land acquisition expenditures will be funded primarily through Credit Facility borrowings, refinanced as required through new debt or equity offerings in both private and public markets, and future acquisitions will be consummated primarily through a combination of cash funded through borrowings under the Credit Facility, the issuance of Common Units and the assumption of indebtedness, some of which will also be repaid through borrowings under the Credit Facility.

The information provided above includes forward-looking data about expected property acquisitions or stabilizations that is based on current construction schedules, the status of lease negotiations with potential tenants, the successful completion of due diligence procedures and other relevant factors currently available to the Company. There can be no assurance that any of these factors will not change or that any change will not affect the accuracy of such forward-looking data.

SUPPLEMENTAL DISCLOSURE OF FUNDS FROM OPERATIONS

The Company believes that funds from operations provides an additional indicator of the financial performance of the Company. Funds from operations is defined by the National Association of Real Estate Investment Trusts ("NAREIT") to mean net income (loss) determined in accordance with generally accepted accounting principles ("GAAP") excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. The Company computes funds from operations under the current NAREIT definition by subtracting from net income the dividends to preferred shareholders before making an adjustment for the non-cash items described above. Funds from operations is influenced not only by the operations of the properties, but also by the capital structure of the Company. Accordingly, management expects that funds from operations will be one of the factors considered by the Board of Directors in determining the amount of cash dividends the Company will pay to its shareholders. Funds from operations does not represent cash flow from operating, investing and financing activities as defined by GAAP, which are discussed under "Liquidity and Capital Resources" above. Additionally, funds from operations does not measure whether cash flow is sufficient to fund all cash flow needs, including principal amortization, capital expenditures and dividends to shareholders, and should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance or as an alternative to cash flow, as defined by GAAP, as a measure of liquidity. Funds from operations presented herein under the NAREIT guidelines is not necessarily comparable to funds from operations presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's funds from operations is comparable to the funds from operations of real estate companies that use the current NAREIT definition.

The Company's calculation of funds from operations follows the guidelines issued by NAREIT, including the recognition of rental income on the "straight-line" basis consistent with its treatment in the Company's statement of operations under GAAP. The "straight-line" rental adjustment increased rental revenues by $680,000 and $475,000 in 1997 and 1996, respectively, and decreased rental revenue by $19,000 in 1995. In accordance with the NAREIT guidelines, the Company excludes gains or losses on sales of operating (previously depreciated) real estate assets in calculating funds from operations, but includes gains or losses on sales of undepreciated assets (land) that are of a recurring nature. Pre-tax gains on land sales are included in funds from operations in the amount of $636,000, $67,000 and $125,000 in 1997, 1996, and 1995, respectively.

In 1997, funds from operations available to common shareholders increased $14,877,000 or 62.9% to $38,517,000 compared to funds from operations of $23,640,000 in 1996. Funds from operations for 1997, 1996 and 1995, are detailed below (in thousands):

                                                     1997        1996      1995
----------------------------------------------------------------------------------------
Net income available to common
 shareholders                                        $20,255   $12,745    $ 8,426
Minority interests                                     6,219     3,064      2,681
Depreciation and amortization                         24,144    13,474      8,177
Depreciation and amortization --
 unconsolidated entities                                  10        40         23
Gain on sale of operating real estate
 property                                               (209)       --         --
Gain on sale of operating real estate
 property -- unconsolidated entities                     (76)       --         --
----------------------------------------------------------------------------------------
Funds from operations available to
 common shareholders -- Common
 Units fully converted                               $50,343   $29,323    $19,307
Percentage attributable to common
 shareholders/(a)/                                      76.5%     80.6%      75.9%
----------------------------------------------------------------------------------------
Funds from operations available to
 common shareholders                                 $38,517   $23,640    $14,662
----------------------------------------------------------------------------------------
Weighted average common shares
 Basic                                                16,357    11,512      8,171
 Diluted/(b)/                                         21,580    14,386     10,832
----------------------------------------------------------------------------------------

(a) Represents the Company's ownership percentage of the Operating Partnership (see Note 1 of the consolidated financial statements).

(b) Represents the weighted average shares of common stock outstanding plus the weighted average Common Units of limited partnership interest in the Operating Partnership outstanding (Common Units are convertible into common stock on a one-for-one basis) and the dilutive effect of outstanding stock options. Weighted average Common Units outstanding totaled 5,023,000, 2,768,000 and 2,589,000 in 1997, 1996, and 1995, respectively. Common stock equivalents related to outstanding stock options totaled 200,000, 106,000 and 72,000 in 1997, 1996, and 1995, respectively (see Note 1 of the consolidated financial statements).

SUPPLEMENTAL INFORMATION ON CAPITAL EXPENDITURES AND LEASING COSTS
The following table details the Company's capital expenditures and leasing costs for 1997, 1996, and 1995 (in thousands):

                                                                            1997      1996      1995
------------------------------------------------------------------------------------------------------
Building acquisitions/(1)(2)/                                             $129,884  $201,660  $110,141
Development and land acquisition activity/(3)(4)/                          137,815    70,476    42,835
Non-revenue-producing building improvements                                  1,059       543       331
Revenue-producing building improvements/(5)/                                    --        --     3,520
Tenant improvement and leasing costs on
  second-generation leases/(6)/                                              4,541     2,995     2,597
------------------------------------------------------------------------------------------------------
                                                                          $273,299  $275,674  $159,424
------------------------------------------------------------------------------------------------------

(1) Building acquisitions in 1997 included two buildings acquired while still under development. These buildings were not stabilized as of December 31, 1997.
(2) Reflects aggregate acquisition costs including the settlement of real estate loans of $7,376,000, the assumption of indebtedness of $64,869,000, the issuance of $31,598,000 of Common Units and other acquisition related payables, net of receivables, of $756,000 in 1997; including the assumption of mortgage notes payable of $104,628,000, the issuance of $48,085,000 of Common Units, the issuance of $7,124,000 of common stock and other acquisition related payables, net of receivables, of $906,000 in 1996; and including the assumption of mortgage notes payable of $39,511,000 and the application of notes receivable and deposits of $3,540,000 in 1995 (see
     Note 14 to the consolidated financial statements).
(3) Includes first-generation leasing costs on development properties totaling $3,774,000, $1,287,000 and $1,292,000 in 1997, 1996, and 1995,
     respectively.
(4) Reflects aggregate development and leasing costs, exclusive of the decrease in construction payables of $776,000 and $743,000 in 1997 and 1996, respectively, and the increase in construction payables of $52,000 in 1995.
(5) In 1995, revenue-producing building improvements included $520,000 in building improvements to convert a 94,677 square foot single-tenant office building to a multi-tenant facility. By dividing the space for lease to a number of tenants, rather than leasing the entire building to a single tenant, the Company believes it has achieved higher rents and has substantially reduced its rollover risk and potential loss due to vacancy. Also in 1995, the Company invested approximately $3,000,000 in building improvements to convert a 249,200 square foot bulk warehouse building to a manufacturing facility. The new tenant also invested a similar amount in improvements to the building. Management believes that this combined investment has enhanced the value of the building and that the Company has achieved higher rent as a result of the renovation and conversion of this building.
(6) Includes second-generation leasing costs totaling $2,073,000, $1,331,000 and $1,159,000 in 1997, 1996, and 1995, respectively.
RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share," was issued prescribing a new method for computing earnings per share, which superseded Accounting Principles Board Opinion 15, "Earnings per Share," the prior accounting literature utilized in computing earnings per share under generally accepted accounting principles. SFAS 128 became effective for the Company during the fourth quarter and year ended December 31, 1997. Under SFAS 128, the Company has presented both basic and diluted earnings per share in its consolidated financial statements and, as required under SFAS 128, all prior period earnings per share data was restated. The impact of SFAS 128 on the Company's consolidated earnings per share amounts and additional disclosures required by SFAS 128 for 1997, 1996 and 1995 are discussed in Note 8 to the consolidated financial statements.

In June 1997, SFAS 130, "Reporting Comprehensive Income," was issued establishing new standards for the reporting and display of comprehensive income and its components in a full set of financial statements. SFAS 130 will be effective for the Company beginning with the fourth quarter and year ended December 31, 1998. The implementation of SFAS 130 is not expected to have a material impact on the Company's financial statement presentation.

In June 1997, SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," was issued prescribing new guidelines for the reporting of segment data. SFAS 131 will apply to all public, for-profit companies and will be effective for the Company beginning with the fourth quarter and year ended December 31, 1998. The Company was not subject to segment reporting under prior accounting standards, but will be required to provide certain segment disclosures under SFAS 131. The Company has not yet determined the specific nature and magnitude of the disclosures requried by SFAS 131.

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

OTHER MATTERS

The Company is currently assessing the potential impact of the year 2000 on the processing of date-sensitive information by the Company's hardware and software information systems. The year 2000 issue is the result of many computer programs recognizing a date ending with "00" as the year 1900 rather than the year 2000, causing potential system failures or miscalculations which could result in disruptions of normal business operations. The Company's primary financial and operating systems are supplied by third-party suppliers. Based on communications with third-party suppliers, evaluations of third-party systems and internal assessments of in-house information systems, the costs of addressing potential year 2000 issues are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. In fact, most of the Company's software systems are either currently year 2000 compliant or will be compliant well in advance of January 1, 2000. However, such conclusions are based upon communications, evaluations and assessments to date and if future negative events occur which can not be resolved in a timely manner, it could result in material financial risk to the Company. The Company plans to allocate the time and resources necessary to timely resolve any significant year 2000 issues.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Registrant and supplementary data are detailed under Item 14(a) and filed as part of this report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections under the heading "Election of Directors" entitled "Nominees for Election -- Terms Expiring in 2001," "Incumbent Directors -- Terms Expiring in 2000," "Incumbent Directors -- Terms Expiring in 1999" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders to be held May 20, 1998 (the "Proxy Statement") are incorporated herein by reference for information regarding Directors of the Registrant. See Item X in Part I hereof for information regarding executive officers of the Registrant.

ITEM 11.  EXECUTIVE COMPENSATION

The section under the heading "Election of Directors" entitled "Compensation of Directors" of the Proxy Statement and the sections under the heading entitled "Executive Compensation" of the Proxy Statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of shares of Common Stock of the Company as of February 28, 1998 for (i) directors of the Company, (ii) the Chief Executive Officer and each of the four other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers"), (iii) the directors and executive officers of the Company as a group and (iv) each person known to the Company who is, or may be deemed to be, the beneficial owner of more than 5% of the Company's common stock. The number of shares represents the number of shares of common stock the person holds plus the number of shares into which Common Units in the Operating Partnership held by the person are exchangeable (if the Company elects to issue shares rather than pay cash upon such exchange). Units are exchangeable for common stock or cash, at the option of the Company. The right to exchange Units for shares of common stock or cash (the "Exchange Rights") may be exercised by the holders of Units (other than John W. Nelley, Jr. and Harold S. Lichtin and certain entities controlled by them) from time to time, in whole or in part.

The Exchange Rights may be exercised by John W. Nelley, Jr., and certain entities controlled by him, with respect to Units beneficially owned by him through such entities, from time to time, in whole or in part, after November 1, 1999. The Exchange Rights may be exercised by Harold S. Lichtin and certain entities that he controls from time to time, in whole or in part, subject to the limitation that the Exchange Rights may not be exercised prior to the later of one year from the date of issuance, as defined, or the date on which either a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), relating to the shares of common stock issuable upon exercise of such Exchange Rights becomes effective or, in the opinion of counsel, such shares of common stock may be issued without registration, provided that in no event may such Exchange Rights be exercised prior to December 31, 1999.

                                                       Beneficial Ownership Assuming                  Beneficial Ownership Assuming
                                                           No  Exchange of Units                            Exchange of Units
                                                             for Common Stock                                for Common Stock
                                                 --------------------------------------          -----------------------------------

                                                      Number of         % of Shares of                Number of      % of Shares of
Name and                                              Shares of          Common  Stock                Shares of       Common  Stock
Address of Beneficial Owner                       Common Stock/1/         Outstanding              Common Stock/1/     Outstanding
------------------------------------------------------------------------------------------------------------------------------------

LaSalle Advisors Capital                           1,843,250/(2)/             9.71%                1,843,250              7.21%
Management, Inc./ABKB/LaSalle
Securities Limited Partnership/(2)/
  200 East Randolph Drive
  Chicago, IL  60601

FMR Corp./(3)/                                      930,700/(3)/              4.90%                  930,700              3.64%
  82 Devonshire Street
  Boston, MA 02109
A. Ray Weeks, Jr./(4)/                              357,685/(5)(6)/           1.88%                1,790,590/(5)(6)/      6.98%
  Chairman, Chief Executive Officer
  and Director
Thomas D. Senkbeil/(4)/                             116,832/(6)/                  *                 212,899/(6)(7)(8)/        *
   Vice Chairman, Chief
   Investment Officer and Director
Forrest W. Robinson/(4)/                             87,460/(6)/                  *                159,587/(6)(7)(8)/         *
   President, Chief Operating Officer
   and Director
David P. Stockert/(4)/                               69,156/(6)/                  *                 69,156/(6)/               *
  Senior Vice President and
  Chief Financial Officer
Klay W. Simpson/(4)/                                 19,111/(6)/                  *                 23,221/(6)/               *
  Senior Vice President, Marketing
John W. Nelley, Jr./(4)/                            145,500/(6)(9)/               *              2,426,773/(6)(9)/        9.47%
  Managing Director and Director
Harold S. Lichtin/(4)/                              322,178/(6)(10)/          1.69%                946,476/(6)(10)/       3.69%
  Director
Barrington H. Branch/(4)/                            14,000/(11)/                 *                 14,000/(11)/              *
  Director
George D. Busbee/(4)/                                18,000/(11)/                 *                 18,000/(11)/              *
  Director
William Cavanaugh III/(4)/                            5,000/(11)/                 *                  5,000/(11)/              *
  Director
Charles R. Eitel/(4)/                                15,000/(11)/                 *                 15,000/(11)/              *
  Director
William O. McCoy/(4)/                                17,000/(11)/                 *                 17,000/(11)/              *
  Director
All executives officers and directors             1,348,937/(12)/             6.90%              5,805,523/(12)/         22.22%
  as a group (20 persons)

*    Represents less than 1% of the Company's outstanding common stock.
(1) Except as otherwise indicated, each of the parties listed has sole voting and investment power over the shares owned.
(2) According to a Schedule 13G, dated February 13, 1998, filed on behalf of LaSalle Advisors Capital Management, Inc. ("LaSalle") and ABKB/LaSalle Securities Limited Partnership ("ABKB"), registered investment advisory companies, each entity represents the following beneficial ownership, voting rights and stock disposition powers with respect to the Company's Common Stock. LaSalle claims beneficial ownership of 731,250 shares or 3.85% of the Company's Common Stock, the sole power to vote or to direct the vote and sole power to dispose or to direct the disposition of 411,550 shares, shared power to dispose or to direct the disposition of 319, 700 shares and disclaims sole or shared voting power of 319,700 shares of Common Stock. ABKB claims beneficial ownership of 1,112,00 shares of 5.86% of the Company's Common Stock, the sole power to vote or to direct the vote and sole power to dispose or to direct the disposition of 277,500 shares, shared power to vote or to direct the vote of 790,775 shares, shared power to dispose or to direct the disposition of 834,500 shares and disclaims sole or shared voting power to 43,725 shares of common stock.

(3) According to a Schedule 13G, dated February 14, 1998, filed on behalf of FMR Corp., a parent holding company, Edward C. Johnson 3d, as Chairman and a significant shareholder of FMR Corp., and Abigail P. Johnson, as significant shareholder of FMR Corp., may also be deemed beneficial owners of said shares by virtue of their relationships to FMR Corp., and the companies discussed herein. FMR Corp. through a wholly owned investment advisory company, Fidelity Management & Research Company ("Fidelity"), has sole power to dispose of 727,000 shares of the Company's Common Stock owned by Fidelity funds ("Funds") for which it serves as an advisor. Neither FMR Corp. nor Edward C. Johnson 3d has the sole power to vote or direct the voting of 727,000 shares as such power resides with each Fidelity Funds' Board of Trustees. FMR Corp., through a wholly owned subsidiary bank, Fidelity Management Trust Company, has sole power to dispose or direct the disposition of 203,700 shares, the sole power to vote or direct the vote of 188,000 shares and disclaims the power to vote or to direct the vote of 15,700 shares in its capacity as investment manager of the bank's institutional accounts. The Company understands that as of February 28, 1998, FMR Corp. is the beneficial owner of more than the 930,700 shares of the Company's Common Stock shown above, although the Company has no information as to the specific number of shares beneficially owned on that date.
(4)  Beneficial owner's address is 4497 Park Drive, Norcross, GA  30093.
(5) Includes 31,810 shares of common stock held by a foundation of which Mr. Weeks is a director and 3,000 shares of Common Stock held by a family trust of which Mr. Weeks is a trustee. Also, includes 3,467 shares of Common Stock and 400,155 Units held by trusts of which Mr. Weeks is co-trustee and a 20% beneficiary, and 255,623 Units held by corporations that Mr. Weeks controls, including Units held by those corporations discussed in notes (7) and (8) below, and 163,048 Units held by Mr. Weeks' spouse. Mr. Weeks disclaims beneficial ownership of 34,810 shares of Common Stock held by the foundation and family trust discussed herein.
(6)  Includes 76,667, 61,667, 61,667, 54,833, 17,667 and 40,000 shares issuable to Mr. Weeks, Mr. Senkbeil, Mr. Robinson, Mr. Stockert, Mr. Simpson, Mr. Nelley and Mr. Lichtin, respectively, upon exercise of stock options which are currently exercisable or exercisable within 60 days, but does not include 23,333, 13,333, 13,333, 11,667 and 5,333 shares issuable to Mr.
     Weeks, Mr. Senkbeil, Mr. Robinson, Mr. Stockert and Mr. Simpson, respectively, upon exercise of stock options which are not exercisable within 60 days.
(7) Includes 42,993 Units held by a corporation which is owned 60%, 30% and 10%, respectively, by Mr. Weeks, Mr. Senkbeil and Mr. Robinson.
(8) Includes 257 Units held by a corporation which is owned 75%, 20% and 5%, respectively, by Mr. Weeks, Mr. Senkbeil and Mr. Robinson.
(9) Includes 100,000 shares of Common Stock and 2,281,273 Units held by a partnership of which Mr. Nelley is a general partner. Mr. Nelley disclaims beneficial ownership of 78,437 of such shares of Common Stock and 1,789,358 of such Units.
(10) Includes 282,178 shares of Common Stock and 134,673 Units held by entities which Harold S. Lichtin controls and 153 Units held by Mr. Lichtin's spouse.
(11) Includes 13,000, 13,000, 4,000, 12,600 and 13,000 shares issuable to Mr.
     Branch, Mr. Busbee, Mr. Cavanaugh, Mr. Eitel and Mr. McCoy, respectively, upon the exercise of stock options which are currently exercisable or exercisable within 60 days.
(12) Includes 546,435 shares issuable upon the exercise of stock options which are currently exercisable or exercisable within 60 days, but does not include 122,665 shares issuable upon exercise of stock options which are not exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The sections under the heading titled "Certain Transactions" of the Proxy Statement are incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(A)1.   Financial Statements

        The following Consolidated Financial Statements of the Company together with the applicable Report of Independent Public Accountants, are listed below:

        WEEKS CORPORATION AND SUBSIDIARIES                           PAGE NUMBER

        Report of Independent Public Accountants on Financial
          Statements and Schedule.......................................  F-1
        Consolidated Balance Sheets of the Company
          at December 31, 1997 and 1996.................................  F-2
        Consolidated Statements of Operations of the Company
          for the years ended December 31, 1997, 1996 and 1995..........  F-3
        Consolidated Statements of Shareholders' Equity of the Company
          for the years ended December 31, 1997, 1996 and 1995..........  F-4
        Consolidated Statements of Cash Flows of the Company
          for the years ended December 31, 1997, 1996 and 1995..........  F-5
        Notes to Consolidated Financial Statements......................  F-6

   2.   Financial Statement Schedule

        Schedule III - Real Estate Assets
          and Accumulated Depreciation.........................  S-1 to S-11

   3.   Exhibits

        Certain of the exhibits required by item 601 of Regulation S-K have been filed with previous reports by the Registrant and are herein incorporated by reference thereto.

Exhibit No.  Description
--------------------------------------------------------------------------------
2.1**        Agreement of Merger by and between NWI Warehouse Group, LLC and
             Weeks Realty, L.P., dated November 1, 1996.
2.2**        Contribution Agreement for Development Properties between Weeks
             Realty, L.P., and NWI Warehouse Group, L.P., dated November 1,
             1996.
2.3**        Contribution Agreement for Aspen Grove Land between Weeks Realty,
             L.P., and NWI Warehouse Group, L.P., dated November 1, 1996.
2.4**        Contribution Agreement for I-440 Land between Weeks Realty, L.P., and NWI Warehouse Group, L.P., dated November 1, 1996.
2.5**        Contribution Agreement for NWI Operating Business by and between
             Weeks Realty, L.P. and NWI Warehouse Group, L.P., dated
             November 1, 1996.
2.6**        Contribution Agreement for Buckley Operating Business by and
             between Weeks Realty, L.P. and Buckley & Company Real Estate,
             Inc., dated November 1, 1996.
2.7**        Contribution Agreement for Briley Land between Weeks Realty, L.P.
             and NWI Warehouse Group, L.P., dated November 1, 1996.
2.8***       Contribution Agreement by and between Harold S. Lichtin and Weeks
             Realty, L.P., dated December 31, 1996.
2.9***       Agreement and Plan of Merger by and among Lichtin Properties,
             Inc., Harold S. Lichtin and Weeks Corporation, dated December 31,
             1996.
2.10***      Contribution Agreement for Northern Telecom Properties, among the
             Contributors identified therein (the "Contributors") and Weeks
             Realty, L.P. doing business as Weeks Realty Limited Partnership, dated December 31, 1996.
2.11***      Contribution Agreement (Perimeter Park West Land) among Harold S.
             Lichtin, Marie Antoinette Robertson, and Perimeter Park West
             Associates, and Weeks Realty, L.P. doing business as Weeks Realty
             Limited Partnership, dated December 31, 1996.
2.12***      Contribution Agreement for Completed Properties Lichtin Portfolio
             among the Contributors and Weeks Realty, L.P. doing business as
             Weeks Realty Limited Partnership, dated December 31, 1996.
2.13***      Contribution Agreement for Development Properties and Regency
             Forrest Land among the Contributors and Weeks Realty, L.P. doing business as Weeks Realty Limited Partnership, dated December 31,
             1996.
2.14*****    Beacon Centre Contribution Agreement dated January 2, 1998 by and between Armando Codina, Codina West Dade Development Corporation,
             Codina Family Investments, Ltd., The Benenson Capital Company, Raha
             Associates, Inc., Laurence Tisch, Preston Tisch, Raha Associates
             II, Inc., Codina West Dade Development Corporation No.5, and Weeks
             Realty, L.P., and Weeks Corporation.
3.1****      Amended and Restated Articles of Incorporation of the Company.
3.2+++       Articles of Amendment of the Registrant's Restated Articles of
             Incorporation.
3.3+++       Articles of Amendment of the Registrant's Restated Articles of
             Incorporation.
3.4***       Third Amended and Restated Bylaws of Weeks Corporation.
4.1*         Specimen certificate of Common Stock.
4.2++++      Specimen certificate of Preferred Stock.
10.1****     First Amended and Restated Agreement of Limited Partnership
             dated August 24, 1994 of Weeks Realty L.P.

10.2****     Registration Rights and Lock-Up Agreement dated August 24, 1994 among the Company and the persons named therein.
10.3****     Incentive Stock Plan.
10.4****     Employment Agreements between the Company and A. Ray Weeks, Jr.,
             Thomas D. Senkbeil and Forrest W. Robinson, respectively.
10.5****     Employment Agreements between Weeks Realty L.P. and A. Ray Weeks,
             Jr., Thomas D. Senkbeil and Forrest W. Robinson, respectively.
10.6****     Employment Agreements between Weeks Realty Services, Inc. and
             A. Ray Weeks, Jr., Thomas D. Senkbeil and Forrest W. Robinson,
             respectively.
10.7****     Employment Agreements between Weeks Construction Services, Inc. and
             A. Ray Weeks, Jr. and Forrest W. Robinson, respectively.
10.8****     Noncompetition Agreements among the Company, Weeks Realty, L.P.,
             Weeks Realty Services, Inc., Weeks Construction Services, Inc. and
             each of A. Ray Weeks, Jr., Thomas D. Senkbeil and Forrest W.
             Robinson.
10.9*        Form of Officers and directors Indemnification Agreement.
10.10+       Credit Agreement dated September 25, 1996, by and among Wachovia
             Bank of Georgia, N.A., as agent bank for Wachovia Bank of Georgia, N.A., First Union National Bank of Georgia, Commerzbank A.G. and
             Mellon Bank, N.A. as lenders, Weeks Realty, L.P., Weeks
             Construction Services, Inc., Weeks Realty Services, Inc., Weeks
             Development Partnership and Weeks Financing Limited Partnership, as borrowers, and Weeks Corporation and Weeks Realty, L.P., as guarantors.
10.11++      Park North Purchase and Sale Agreement between Copley Properties
             Inc., Parknorth Associates, Parknorth Associates II, Parknorth
             Associates III and Weeks Realty, L.P., dated March 28, 1995.
10.12#       Purchase and Sale Agreement by and among North Meadow Associates
             Joint Venture, ASC North Fulton Associates Joint Venture and Weeks
             Realty, L.P., dated July 7, 1995.
10.13##      Employment Agreement between Weeks Corporation and David P.
             Stockert, dated June 26, 1995.
10.14##      Noncompetition Agreement between Weeks Corporation, Weeks Realty,
             L.P., Weeks Realty Services, Inc. and Weeks Construction Services,
             Inc. and David P. Stockert, dated June 26, 1995.
10.15##      Agreement of Purchase and Sale between Premprop-Northwoods 6
             Partnership, Premprop-Northwoods 18-22 Partnership, and Premprop-
             Northwoods 23 Partnership and Weeks Realty, L.P. dated November 6,
             1995. The Exhibits and Schedules to this Agreement are listed in, but not filed with, this exhibit. Such Exhibits and Schedules have been omitted for purposes of this filing, but will be furnished to the Commission supplementary upon request.
10.16###     Real Estate Purchase and Sale Agreement by and between Principal
             Mutual Life Insurance Company and Weeks Realty, L.P., dated May 28,
             1996.
10.17###     Amendment to Weeks Corporation Incentive Stock Plan, dated May 21,
             1996.
10.18**      Employment Agreement by and between John W. Nelley, Jr. and Weeks
             Corporation, dated November 1, 1996.

10.19** Employment Agreement by and between Albert W. Buckley, Jr. and Weeks Corporation, dated November 1, 1996.
10.20** Noncompetition Agreement by and among NWI Warehouse Group, L.P., Weeks Corporation, Weeks Realty, L.P., Weeks Realty Services,
             Inc., Weeks Construction Services, Inc., Weeks GP Holdings, Inc., Weeks LP Holdings, Inc., and their respective successors, dated November 1, 1996.
10.21** Noncompetition Agreement by and among John W. Nelley, Jr., Weeks Corporation, Weeks Realty, L.P., Weeks Realty Services, Inc., Weeks Construction Services, Inc., Weeks GP Holdings, Inc., Weeks LP Holdings, Inc., and any other entity under the common control of Weeks Corporation, and their respective successors, dated
             November 1, 1996.
10.22** Noncompetition Agreement by and among Albert W. Buckley, Jr., Weeks Corporation, Weeks Realty, L.P., Weeks Realty Services, Inc.,
             Weeks Construction Services, Inc., Weeks GP Holdings, Inc., Weeks LP Holdings, Inc., and any other entity under the common control of Weeks Corporation, and their respective successors, dated
             November 1, 1996.
10.23**      Indemnification Agreement by and between Weeks Corporation and John
             W. Nelley, Jr., dated November 1, 1996.
10.24** Registration Rights and Lock-Up Agreement by and among Weeks Corporation, NWI Warehouse Group, L.P., Buckley & Company Real Estate, Inc., John W. Nelley, Jr., and Albert W. Buckley, Jr., dated November 1, 1996.
10.25** Registration Rights Agreement for Post-March 31, 1998 Shares and Units, by and among Weeks Corporation, NWI Warehouse Group, L.P., and Buckley & Company Real Estate, Inc., dated November 1, 1996.
10.26** Second Amended and Restated Agreement of Limited Partnership of Weeks Realty, L.P., dated October 30, 1996.
10.27** First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Weeks Realty, L.P. by and among NWI Warehouse Group, L.P., Buckley & Company Real Estate, Inc. and Weeks GP Holdings, Inc., dated November 1, 1996.
10.28*** Registration Rights and Lock-Up Agreement by and among Weeks Corporation and Harold S. Lichtin, Noel A. Lichtin, Marie A. Robertson, Amy R. Ehrman, Roland G. Robertson and Perimeter Park West Associates Limited Partnership, dated December 31, 1996.
10.29*** Registration Rights and Lock-Up Agreement for Post-June 30, 1998 Units by and among Weeks Corporation and Harold S. Lichtin, Noel A. Lichtin, Marie A. Robertson, Amy R. Ehrman, Roland G. Robertson and Perimeter Park West Associates Limited Partnership, dated December 31, 1996.
10.30 Consulting Agreement by and between Harold S. Lichtin and Weeks Corporation, dated December 30, 1997, effective October 1, 1997.
10.31*** Noncompetition Agreement by and between Harold S. Lichtin, Weeks Corporation, Weeks Realty, L.P., Weeks Realty Services, Inc., Weeks Construction Services, Inc., Weeks GP Holdings, Inc., Weeks LP Holdings, Inc., and any other entity under the common control of Weeks Corporation, and their respective successors, dated December 31, 1996.

10.32***     Indemnification Agreement by and between Weeks Corporation and
             Harold S. Lichtin, dated December 31, 1996.
10.33***     Second Amendment to the Second Amended and Restated Agreement of
             Limited Partnership of Weeks Realty, L.P. by and among Harold S.
             Lichtin, Noel A. Lichtin, Marie Antoinette Robertson, Amy R.
             Ehrman, Roland G. Robertson and Perimeter Park West Associates
             Limited Partnership, Weeks GP Holdings, Inc. and Weeks Corporation,
             dated December 31, 1996.
10.34++      First Amendment to Credit Agreement dated September 1, 1997 by and among Wachovia Bank of Georgia, N.A., as agent bank for Wachovia
             Bank of Georgia, N.A., First Union National Bank of Georgia,
             Commerzbank A.G. and Mellon Bank, as lenders, Weeks Realty, L.P.,
             Weeks Construction Services, Inc., Weeks Realty Services, Inc.,
             Weeks Development Partnership and Weeks Financing Limited
             Partnership, as borrowers, and Weeks Corporation, Weeks GP
             Holdings, Inc., Weeks LP Holdings, Inc., and Week Realty, L.P., as
             guarantors.
10.35+++++   Third Amendment to Second Amended and Restated Agreement of Limited
             Partnership of Weeks Realty, L.P., dated January 31, 1997.
10.36        Fourth Amendment to Second Amended and Restated Agreement of
             Limited Partnership of Weeks Realty, L.P., dated August 1, 1997.
10.37++++    Fifth Amendment to Second Amended and Restated Agreement of Limited
             Partnership of Weeks Realty, L.P., dated October 7, 1997.
10.38        Sixth Amendment to Second Amended and Restated Agreement of Limited
             Partnership of Weeks Realty, L.P., dated October 27, 1997.
10.39        Seventh Amendment to Second Amended and Restated Agreement of
             Limited Partnership of Weeks Realty, L.P., dated December 30, 1997, but effective as of August 1, 1997.
10.40        Settlement Agreement and Mutual Release by and among Weeks
             Corporation, the affiliates and related companies of Weeks
             Corporation identified therein, and Harold S. Lichtin, dated
             December 30, 1997, effective October 1, 1997.
10.41*****   Eighth Amendment to the Second Amended and Restated Agreement of
             Limited Partnership of Weeks Realty, L.P. dated January 9, 1998.
10.42*****   Registration Rights Agreement dated January 9, 1998 by and among
             Weeks Corporation and The Benenson Capital Company, Raha
             Associates, Inc., Laurence Tisch and Preston Tisch.
10.43*****   Registration Rights and Lock-Up Agreement dated January 9, 1998 by and among Weeks Corporation and Armando Codina, Codina Family
             Investments, Ltd., and Codina West Dade Development Corporation.
10.44#####   Securities Purchase Agreement among Codina Group, Inc., Armando
             Codina, St. Joe Corporation and Weeks Realty Services, Inc., dated as of February 24, 1998.
10.45#####   Shareholders' Agreement among Codina Group Inc., Armando Codina,
             St. Joe Corporation and Weeks Realty Services, Inc., dated as of
             February 24, 1998.
11.1         Computation of earnings per share.
21.1         List of subsidiaries of the Registrant.
23.1         Consent of Arthur Andersen LLP regarding the Company's Form S-3, file No. 33-96534, Form S-3, file No. 333-1106, Form S-8, file
             No. 333-1108, Form S-8, file No. 333-18305, Form S-3, file
             No. 333-42821, and Form S-3, filed No. 333-32755.
27.1         Financial Data Schedule for the year ended December 31, 1997.
27.2         Financial Data Schedule for the year ended December 31, 1996 as restated for the implementation of SFAS 128.
27.3         Financial Data Schedule for the nine months ended September 30,
             1997 as restated for the implementation of SFAS 128.
27.4         Financial Data Schedule for the nine months ended September 30,
             1996 as restated for the implementation of SFAS 128.
27.5         Financial Data Schedule for the six months ended June 30, 1996 as restated for the implementation of SFAS 128.

* Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-80314) of the Company.
** Filed as an exhibit to the Company's Current Report on Form 8-K dated November 1, 1996.

*** Filed as an exhibit to the Company's Current Report on Form 8-K dated December 31, 1996.
**** Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
***** Filed as an exhibit to the Company's Current Report on Form 8-K dated January 9, 1998.
##### Filed as an exhibit to the Company's Current Report on Form 8-K dated March 17, 1998.
# Filed as an exhibit to the Company's Current Report on Form 8-K dated August 31, 1995.
## Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
### Filed as an exhibit to the Company's Current Report on Form 8-K dated August 9, 1996.
####   Filed as an exhibit to the Registration Statement on Form S-8 (SEC
       File No. 333-18305).
+ Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.
++ Filed as an exhibit to the Company's Current Report on Form 8-K dated July 12, 1995.
++ Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.
+++ Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42821) of the Company.
++++ Filed as an exhibit to the Company's Current Report on Form 8-K dated October 7, 1997.
+++++ Filed as an exhibit to the Company's Current Report on Form 8-K dated May 7, 1997.

(B)1.   Reports on Form 8-K

        Form 8-K dated October 3, 1997, and filed on October 6, 1997, reporting the acquisition of operating real estate properties from NWI and Lichtin in 1997.

        Form 8-K dated October 7, 1997, and filed on October 9, 1997, filing certain exhibits relating to the Company's Series A Preferred Stock offering in October 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WEEKS CORPORATION
                                    (Registrant)

March 30, 1998                      /s/ A. R. Weeks, Jr.
                                    --------------------
                                     A. R. Weeks, Jr.
                                     Chairman of the Board, Chief Executive
                                     Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities on the dates indicated:

SIGNATURE                                 TITLE                   DATE
---------                                 -----                   ----
  /s/ A. R. Weeks, Jr.
-----------------------------  Chairman of the Board, Chief      March 30, 1998
  A. R. Weeks, Jr.             Executive Officer and Director

  /s/ Thomas D. Senkbeil
-----------------------------  Vice Chairman, Chief              March 30, 1998
  Thomas D. Senkbeil           Investment Officer and Director

  /s/ Forrest W. Robinson
-----------------------------  President, Chief Operating        March 30, 1998
  Forrest W. Robinson          Officer and Director

  /s/ David P. Stockert
-----------------------------  Senior Vice President and         March 30, 1998
  David P. Stockert            Chief Financial Officer

  /s/ John W. Nelley, Jr.
-----------------------------  Managing Director and             March 30, 1998
  John W. Nelley, Jr.          Director

  /s/ Arthur J. Quirk
-----------------------------  Vice President and Controller     March 30, 1998
  Arthur J. Quirk

  /s/ Barrington H. Branch     Director                          March 30, 1998
-----------------------------
  Barrington H. Branch

  /s/ George D. Busbee         Director                          March 30, 1998
-----------------------------
  George D. Busbee

  /s/ William Cavanaugh III    Director                          March 30, 1998
-----------------------------
  William Cavanaugh III

  /s/ Charles R. Eitel         Director                          March 30, 1998
-----------------------------
  Charles R. Eitel

  /s/ Harold S. Lichtin        Director                          March 30, 1998
-----------------------------
  Harold S. Lichtin

  /s/ William O. McCoy         Director                          March 30, 1998
-----------------------------
  William O. McCoy

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Weeks Corporation:

We have audited the accompanying consolidated balance sheets of Weeks Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Weeks Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                       /s/ Arthur Andersen LLP
                                       -----------------------------------------
                                       ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 27, 1998

                               WEEKS CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                   December 31
                                                  ----------------------------------------------------
(In thousands, except share data)                                  1997                      1996
------------------------------------------------------------------------------------------------------
ASSETS
Real estate assets
 Land                                                            $106,196                   $ 77,233
 Buildings and improvements                                       627,309                    450,002
 Accumulated depreciation                                         (61,548)                   (41,469)
------------------------------------------------------------------------------------------------------
  Operating real estate assets                                    671,957                    485,766
 Developments in progress                                         100,433                     56,571
 Land held for future development                                  22,562                      9,035
------------------------------------------------------------------------------------------------------
  Net real estate assets                                          794,952                    551,372
Real estate loans                                                  12,952                      9,455
Cash and cash equivalents                                           5,421                        260
Receivables                                                         7,031                      5,858
Deferred costs, net                                                13,087                     10,286
Investments in and notes receivable from
  unconsolidated entities                                          11,782                      7,760
Other assets                                                        7,136                      6,858
------------------------------------------------------------------------------------------------------
                                                                 $852,361                   $591,849
======================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable                                           $192,595                   $197,575
Credit facility borrowings                                         82,920                     99,400
Accounts payable and accrued expenses                              14,578                      9,970
Other liabilities                                                   4,876                      2,963
------------------------------------------------------------------------------------------------------
  Total liabilities                                               294,969                    309,908
------------------------------------------------------------------------------------------------------
Minority interests in Operating Partnership                        98,344                     68,230
------------------------------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity
 Preferred stock, at $25.00 liquidation preference,
  20,000,000 shares authorized, 6,000,000 of 8%
  series A cumulative redeemable shares issued and
  outstanding at December 31, 1997                                150,000                         --
 Common stock, $0.01 par value; 100,000,000 shares
  authorized; 17,703,992 and 14,048,593 shares issued
  and outstanding at December 31, 1997 and 1996, respectively         177                        140
 Additional paid-in capital                                       370,696                    267,634
 Deferred compensation                                               (895)                        --
 Accumulated deficit                                              (60,930)                   (54,063)
------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                     459,048                    213,711
------------------------------------------------------------------------------------------------------
                                                                 $852,361                   $591,849
======================================================================================================

The accompanying notes are an integral part of these balance sheets.

                               WEEKS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Years Ended December 31
                                                                         --------------------------------
(In thousands, except per share data)                                           1997      1996      1995
---------------------------------------------------------------------------------------------------------
REVENUE
 Rental                                                                       $80,419   $48,162   $31,217
 Tenant reimbursements                                                         10,387     4,517     2,798
 Other                                                                          1,214     1,204     1,256
---------------------------------------------------------------------------------------------------------
                                                                               92,020    53,883    35,271
---------------------------------------------------------------------------------------------------------
EXPENSES
 Property operating and maintenance                                            11,278     6,025     3,899
 Real estate taxes                                                              7,210     4,725     2,997
 Depreciation and amortization                                                 24,144    13,474     8,177
 Interest                                                                      17,900    11,779     8,106
 Amortization of deferred financing costs                                         933       864       691
 General and administrative                                                     5,068     3,039     1,848
---------------------------------------------------------------------------------------------------------
                                                                               66,533    39,906    25,718
---------------------------------------------------------------------------------------------------------
INCOME BEFORE EQUITY IN EARNINGS OF UNCONSOLIDATED
 ENTITIES, INTEREST INCOME AND GAIN ON SALE OF
 REAL ESTATE PROPERTY                                                          25,487    13,977     9,553
 Equity in earnings of unconsolidated entities                                  1,989     1,340     1,220
 Interest income                                                                1,509       492       334
 Gain on sale of real estate property                                             209        --        --
---------------------------------------------------------------------------------------------------------
INCOME BEFORE MINORITY INTERESTS                                               29,194    15,809    11,107
 Minority interests                                                            (6,219)   (3,064)   (2,681)
---------------------------------------------------------------------------------------------------------
NET INCOME                                                                     22,975    12,745     8,426
 Dividends to preferred shareholders                                           (2,720)       --        --
---------------------------------------------------------------------------------------------------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                                   $20,255   $12,745   $ 8,426
---------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
 Basic                                                                          $1.24     $1.11     $1.03
 Diluted                                                                        $1.23     $1.10     $1.03
---------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES
 Basic                                                                         16,357    11,512     8,171
 Diluted                                                                       21,580    14,386    10,832
---------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                               WEEKS CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                          Additional
                                                       Preferred  Common    Paid-in    Accumulated      Deferred
(In thousands, except per share amounts)                 Stock    Stock     Capital      Deficit      Compensation   Total
---------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY, DECEMBER 31, 1994                 $     --    $ 77    $118,494      $(45,101)   $       --   $ 73,470
 Common share offering, net of underwriting
  discount and offering costs of $4,825                       --      35      72,765            --            --     72,800
 Adjustments primarily for minority interest of
  Unitholders in Operating Partnership upon
  public share offering and upon conversions of
  Units into shares                                           --      --          --       (10,234)            --    (10,234)
 Dividends -- common shareholders ($1.50 per share)           --      --          --       (11,513)            --    (11,513)
 Net income                                                   --      --          --         8,426             --      8,426
----------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY, DECEMBER 31, 1995                       --     112     191,259       (58,422)            --    132,949
 Common share offering, net of underwriting
  discount and offering costs of $3,843                       --      26      68,506            --             --     68,532
 Acquisition consideration                                    --       2       7,122            --             --      7,124
 Exercise of stock options                                    --      --         706            --             --        706
 Dividend reinvestment plan                                   --      --          41            --             --         41
 Adjustments for minority interest of Unitholders
  in Operating Partnership upon issuance
  of additional shares and Units                              --      --          --         9,474             --      9,474
 Dividends -- common shareholders ($1.60 per share)           --      --          --       (17,860)            --    (17,860)
 Net income                                                   --      --          --        12,745             --     12,745
----------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY, DECEMBER 31, 1996                       --     140     267,634       (54,063)            --    213,711
 Series A cumulative redeemable preferred share
  offering, net of underwriting discount and
  offering costs of $5,375                               150,000      --      (5,375)           --             --    144,625
 Common share offering, net of underwriting
  discount and offering costs of $6,334                       --      36     106,532            --             --    106,568
 Exercise of stock options                                    --      --         649            --             --        649
 Dividend reinvestment plan                                   --      --          74            --             --         74
 Restricted stock issued to employees                         --       1       1,182            --         (1,183)        --
 Deferred compensation                                        --      --          --            --            288        288
 Adjustments for minority interest of Unitholders
  in Operating Partnership upon issuance of
  additional shares and Units                                 --      --          --           199             --        199
 Dividends -- series A preferred shareholders
  ($0.45 per share)                                           --      --          --        (2,720)            --     (2,720)
 Dividends -- common shareholders ($1.72 per share)           --      --          --       (27,321)            --    (27,321)
 Net income                                                   --      --          --        22,975             --     22,975
----------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY, DECEMBER 31, 1997                 $150,000    $177    $370,696      $(60,930)       $  (895)  $459,048
----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                               WEEKS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Years Ended December 31
                                                                          ---------------------------------------
(In thousands)                                                                   1997        1996        1995
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net income                                                                   $  22,975   $  12,745   $   8,426
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Minority interests                                                              6,219       3,064       2,681
  Depreciation and amortization                                                  24,144      13,474       8,177
  Amortization of deferred financing costs                                          933         864         691
  Amortization of deferred compensation                                             288          --          --
  Straight-line rent revenue                                                       (680)       (475)         19
  Gain on sale of real estate property                                             (209)         --          --
 Net change in:
  Receivables                                                                    (1,151)       (184)       (734)
  Other assets                                                                   (1,970)     (1,427)     (1,015)
  Deferred costs                                                                 (5,847)     (2,618)     (2,451)
  Accounts payable and accrued expenses                                           2,482       1,366       2,078
  Other liabilities                                                               1,913       1,222         806
-----------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                      49,097      28,031      18,678
-----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Property acquisition, development and construction                            (163,589)   (113,056)   (113,870)
 Real estate loans                                                              (19,173)     (8,146)     (1,309)
 Proceeds from sale of real estate property                                       2,484          --          --
 Collections on real estate loans,
  notes receivable and other                                                      9,208         879       2,302
 Notes receivable and deposits                                                       --          --      (4,540)
 Distributions from (investments in)
  unconsolidated entities                                                        (2,504)         --         290
-----------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                         (173,574)   (120,323)   (117,127)
-----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Preferred share offering proceeds                                              150,000          --          --
 Common share offering proceeds                                                 112,902      72,375      77,625
 Underwriting discount and offering costs                                       (11,709)     (3,843)     (4,825)
 Proceeds from stock option exercises and
  dividend reinvestment plan                                                        723         747          --
 Line of credit proceeds (repayments), net                                      (16,480)     65,117      34,283
 Payments of mortgage and other notes payable                                   (69,849)    (20,075)     (3,650)
 Proceeds from mortgage notes payable                                                --          --       5,200
 Deferred financing costs                                                          (126)       (783)       (133)
 Dividends to shareholders                                                      (28,041)    (17,860)    (11,513)
 Distributions to minority interests                                             (7,782)     (4,108)     (3,890)
-----------------------------------------------------------------------------------------------------------------
 Net cash provided by financing activities                                      129,638      91,570      93,097
-----------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  5,161        (722)     (5,352)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      260         982       6,334
-----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $   5,421   $     260   $     982
-----------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                               WEEKS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

   Weeks Corporation and its subsidiaries own, operate, develop, construct, acquire and manage primarily industrial and suburban office buildings in the southeast United States. As used herein, the term "Company" includes Weeks Corporation and its subsidiaries, including Weeks Realty, L.P. (the "Operating Partnership"), unless the context indicates otherwise. The Company, through its wholly owned subsidiaries, is the general partner and owns a majority interest in the Operating Partnership which, including the operations of its subsidiaries, conducts substantially all of the on-going operations of the Company. The Company has elected to qualify and operate as a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company will not generally be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code relating to the composition of its income and assets, and the requirement to distribute 95% of its taxable income to its shareholders.

   As of December 31, 1997, the Company had outstanding 17,703,992 shares of common stock and owned the same number of units of common limited partnership interest ("Common Units") in the Operating Partnership representing a 75.9% ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 5,632,695 as of December 31, 1997, and represented a 24.1% minority interest in the Operating Partnership. Common Units are convertible by their holders into shares of common stock on a one-for-one basis, or into cash, at the Company's option. The Company's weighted average ownership interest in the Operating Partnership was 76.5% and 80.6% for the years ended December 31, 1997 and 1996, respectively.

   The Company conducts its third-party service businesses through two companies (the "Service Companies") and their subsidiaries: Weeks Realty Services, Inc. conducts third-party landscape, property management and leasing services, and Weeks Construction Services, Inc. conducts third-party construction services. The Company holds 100% of the nonvoting and 1% of the voting common stock of these Service Companies. The remaining voting common stock is held by three executive officers of the Company. The ownership of the common stock of the Service Companies entitles the Company to substantially all (99%) of the economic benefits from the results of the Service Companies' operations.

   As of December 31, 1997, the Company's in-service property portfolio consisted of 218 industrial properties, 21 suburban office properties and three retail properties comprising 17,015,000 square feet. In-service properties exclude properties under development which are not yet stabilized and properties under agreement to acquire. The Company's primary markets and the concentration of the Company's portfolio (based on square footage) of in-service properties are Atlanta, Georgia (70%), Nashville, Tennessee (12%), Raleigh-Durham-Chapel Hill, North Carolina (12%), Orlando, Florida (4%), and Spartanburg, South Carolina (2%). In addition, 55 industrial, suburban office and retail properties were under development, in lease-up or under agreement to acquire at December 31, 1997, comprising an additional 6,210,000 square feet.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

   The accompanying consolidated financial statements include the consolidated financial position of the Company and its subsidiaries at December 31, 1997 and 1996, and their results of operations for each of the three years in the period ended December 31, 1997. The Service Companies and their subsidiaries are reflected in the accompanying consolidated financial statements on the equity method of accounting as discussed below. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

   REVENUE RECOGNITION

   Rental income from operating leases is recognized on a straight-line basis over the terms of the respective leases. Straight-line rent receivables totaled $3,703,000 and $3,023,000 at December 31, 1997 and 1996,
   respectively. Tenant reimbursements for property taxes and other recoverable expenses are recognized as revenues in the period the applicable expenses are incurred. Revenues for development, construction, landscape, property management and leasing services provided by the Service Companies are recognized over the period during which the related services are rendered.

   The Company accounts for one lease as a direct financing lease. Direct financing lease income totaled $754,000, $768,000 and $776,000 in 1997, 1996 and 1995, respectively, and was included in other revenues in the accompanying consolidated statements of operations. The net carrying value of the direct financing lease, included in other assets in the accompanying consolidated balance sheets, was $5,003,000 and $5,136,000 at December 31, 1997 and 1996, respectively.

   DEFERRED COSTS

   Costs incurred to procure operating leases and in connection with financing arrangements are capitalized and amortized on a straight-line basis over the terms of the related lease or loan arrangements. Unamortized lease and financing costs are written off upon the early termination of the related lease or loan agreement.

   INVESTMENTS IN UNCONSOLIDATED ENTITIES

   The Company accounts for its investments in the Service Companies and their subsidiaries and other non-majority owned entities on the equity method of accounting.

   INTEREST RATE SWAP AGREEMENTS

   The Company uses interest rate swap and treasury rate guarantee hedge arrangements to manage its exposure to interest rate changes. Such arrangements are considered hedges of both specific current borrowings and anticipated debt financing transactions. The costs paid or benefits received under interest rate swap arrangements are recognized as adjustments to interest expense. The costs or benefits resulting from the early settlement of interest rate swap arrangements are deferred and recognized as adjustments to interest expense over the original life of the related swap arrangement as long as the specific borrowings are outstanding. The costs or benefits resulting from the settlement of treasury rate guarantee hedge arrangements are recognized as adjustments to interest expense over the term of the specifically hedged anticipated borrowings upon issuance of the indebtedness. The costs or benefits of terminated interest rate swap or treasury rate guarantee hedge arrangements are recognized in income or expense in the period of settlement to the extent hedged borrowings were not outstanding or the specifically hedged anticipated debt was not incurred.

   INCOME TAXES

   The Company has elected to be taxed as a REIT under the Code. As a REIT, the Company generally will not be subject to corporate level federal income taxes as long as it satisfies certain technical requirements of the Code relating to the composition of its income and assets, and the requirement that it distribute 95% of its taxable income to its shareholders. In any event, the Company may be subject to certain state and local taxes and to federal income and excise taxes on its undistributed income. If the Company fails to qualify as a REIT under the Code, it will be subject to federal income taxes at regular corporate tax rates in such year of disqualification.

   The Service Companies, which conduct the related construction, landscape, property management and leasing service businesses, are taxed as regular taxable corporations. The impact of income taxes, if any, reduces the amount of the earnings of the Service Companies otherwise recognized by the Company under the equity method. For the three years in the period ended December 31, 1997, the impact of the Service Companies' income taxes and their related tax attributes were not material to the accompanying consolidated financial statements.

   PER SHARE DATA

   Effective for the fourth quarter and year ended December 31, 1997, the Company computes net income per share under the provisions of Statement of Financial Accounting Standards ("SFAS") 128, "Earnings per Share." As prescribed by SFAS 128, all prior period net income per share data has been restated to conform with the provisions of SFAS 128. Under SFAS 128, basic net income per share is computed based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is computed to reflect the potential dilution of all instruments or securities which are convertible into shares of common stock.

   STOCK-BASED COMPENSATION

   During the year ended December 31, 1996, the Company adopted SFAS 123, "Accounting for Stock-Based Compensation," which required disclosure of certain fair value and other prescribed disclosures relating to outstanding stock options. The Company elected under the provisions of SFAS 123 to continue to account for stock-based compensation under the intrinsic-value method prescribed by Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees."

   USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results could differ from those estimates.

   RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1997, SFAS 130, "Reporting Comprehensive Income," was issued establishing new standards for the reporting and display of comprehensive income and its components in a full set of financial statements. SFAS 130 will be effective for the Company beginning with the fourth quarter and year ended December 31, 1998. The implementation of SFAS 130 is not expected to have a material impact on the Company's financial statement presentation.

   In June 1997, SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," was issued prescribing new guidelines for the reporting of segment data. SFAS 131 will apply to all public, for-profit companies and will be effective for the Company beginning with the fourth quarter and the year ended December 31, 1998. The Company was not subject to segment reporting under prior accounting standards, but may be required to provide certain segment disclosures under SFAS 131. The Company has not yet determined the specific nature and magnitude of the disclosures required by SFAS 131.

   RECLASSIFICATIONS

   Certain prior year amounts have been reclassified to conform to the 1997 presentation.

3. DEFERRED COSTS

   Deferred costs consist of the following (in thousands):

                                       December 31
                                    -----------------
                                      1997      1996
-----------------------------------------------------
   Deferred lease costs             $18,551   $12,781
   Deferred financing costs           3,996     3,870
-----------------------------------------------------
                                     22,547    16,651
   Less accumulated amortization     (9,460)   (6,365)
-----------------------------------------------------
                                    $13,087   $10,286
=====================================================

4.  BORROWINGS

   At December 31, 1997, the Operating Partnership, the Service Companies and Weeks Development Partnership, a subsidiary of the Service Companies, as co-borrowers, had a $225,000,000 syndicated revolving credit facility (the "Credit Facility") with four banks. The Credit Facility is unsecured and can be used for development and construction, acquisitions and general corporate purposes. Each co-borrower is liable for its own borrowing; however, the entire Credit Facility is guaranteed by the Company and the Operating Partnership. Additionally, the Company and the co-borrowers are required to meet certain financial and non-financial covenants including those governing the Company's maximum unsecured borrowings, total leverage, limitations on secured borrowings and a restriction on the amount of dividends and distributions to not more than 95% of funds from operations, a REIT industry measure of operating performance, unless additional amounts are necessary to maintain the Company's REIT status under the Code.

   Credit Facility borrowings were as follows (in thousands):

                                       December 31
                                    -----------------
                                     1997      1996
-----------------------------------------------------
   Operating Partnership            $82,920  $ 99,400
   Service Companies                 13,535     1,510
   Weeks Development Partnership      3,085     2,085
-----------------------------------------------------
                                    $99,540  $102,995
=====================================================

   Interest under the Credit Facility accrues at bank prime minus 0.25% or at LIBOR plus 1.05% (1.35% prior to October 1997) at the election of the co-borrowers and the Credit Facility matures on December 31, 2000. The Credit Facility may be extended annually through December 31, 2002, subject to
   annual extension fees of 0.125%.   The weighted average interest rate on
   Credit Facility borrowings, exclusive of the impact of the interest rate swaps discussed below, was 7.0% and 6.9% at December 31, 1997 and 1996, respectively. Fees on the unused portion of the Credit Facility are 0.15% (0.20% prior to October 1997).

   The Company has in place three interest rate swap agreements with a commercial bank to effectively change the interest costs on $50,000,000 of Credit Facility borrowings from the variable rates discussed above to fixed rates. The agreements, with notional principal amounts of $10,000,000, $10,000,000 and $30,000,000, terminate in July 1998, July 1999, and July
   2001, with effective fixed interest rates of 7.4%, 7.6% and 7.8%, respectively (7.7%, 7.9% and 8.1%, respectively, prior to October 1997 and prior to the corresponding decrease in the interest rate charged on the Company's Credit Facility borrowings).

   Mortgage notes payable, specifically listed for notes with outstanding balances in excess of $10,000,000, consist of the following (in thousands):

                                                              December 31
                                                           ------------------
                                                             1997      1996
-----------------------------------------------------------------------------
   FIXED RATE
   Mortgage note, interest only at 7.13%,
   due in 1999                                             $ 38,000  $ 38,000
   Mortgage note, principal and interest at 9.24%,
   due in 2005                                               15,800    16,028
   Mortgage note, principal and interest at 9.625%,
   due in 2000                                               12,897        --
   Mortgage note, principal and interest at 8.10%,
   due in 2006                                               12,015    12,278
   Mortgage note, interest only at 7.625%, due in 2000       10,300    10,300
   Three mortgage notes, interest only at 7.75%,
   due in 1998                                                   --    31,170
   Other mortgage notes (27 at December 31, 1997),
   principal and interest at 6.00% to 9.80%,
   due in 1998 to 2012                                       97,786    83,956
   VARIABLE RATE
   Industrial revenue bonds, interest at 4.20% to 6.65%
   at December 31, 1997, due in 2004 and  2010                5,797     5,843
-----------------------------------------------------------------------------
                                                           $192,595  $197,575
=============================================================================

   At December 31, 1997 and 1996, fixed rate mortgage notes payable had a weighted average interest rate of 8.1% and 8.0%, respectively. The weighted average term to maturity of fixed rate mortgage notes payable was 4.9 years at December 31, 1997. Fixed rate mortgage indebtedness decreased in 1997 due to the assumption of mortgage notes totaling $28,523,000 in connection with the Company's building and land acquisitions (Note 7), offset by mortgage principal repayments and retirements totaling $33,503,000. Certain Company officers and Common Unitholders guarantee a portion of the fixed rate mortgage notes.

   Scheduled maturities of mortgage notes payable, at December 31, 1997, were as follows (in thousands):


          Year                     Amount
        -----------------------------------
          1998                   $  9,498
          1999                     51,022
          2000                     35,482
          2001                     10,990
          2002                      7,812
          2003 and thereafter      77,791
        -----------------------------------
                                 $192,595
        ===================================

   Net real estate assets totaling $242,268,000 and $265,235,000 at December 31, 1997 and 1996, respectively, were pledged as collateral under mortgage notes payable. Interest capitalized in 1997, 1996 and 1995, totaled $5,289,000, $2,358,000 and $1,198,000, respectively.

   In September 1997, the Company entered into a treasury rate guarantee hedge arrangement to hedge its interest costs on an anticipated debt financing transaction. The impact of the hedge arrangement is to effectively lock in, for the period through March 1998, a seven-year treasury rate of approximately 6.3% on an anticipated borrowing of approximately $100,000,000.

5.  REAL ESTATE LOANS

   As part of certain joint development agreements entered into with third parties, and upon the Company's approval of the joint development projects, the Company lends funds on a secured basis to develop and construct certain properties and may be required by its development partners to acquire the properties upon their completion based on the terms specified in the development agreements, generally at prices equal to the greater of capitalized costs or the amount computed based on the property's net operating income capitalized at specified capitalization rates, as defined. Additionally, the Company has options to acquire the properties upon substantial lease-up of the buildings. At December 31, 1997, the Company had funded $6,455,000 under development loan agreements relating to three industrial buildings under development in Atlanta, Georgia. Total loan commitments from the Company for the three approved projects are approximately $9,739,000. Loans under these agreements are secured by the industrial buildings under development, bear interest at LIBOR plus 2.35%, and mature from March 1999 to January 2000.

   Additionally, at December 31, 1997, the Company had a real estate loan to an affiliated joint venture with an outstanding balance of $2,047,000 ($1,810,000 at December 31, 1996). In February 1998, the Company acquired the property from the affiliated joint venture for approximately $2,600,000, including the settlement of the real estate loan.

   In 1997, the Company advanced $4,450,000 to NWI (see Note 7) under a $5,700,000 demand loan agreement. The loan bears interest at LIBOR plus 2.10% and is secured by real estate properties held by NWI, for which the Company has arrangements to acquire in future periods. Interest earned under the agreement and included in the accompanying statements of operations totaled approximately $197,000 for the year ended December 31, 1997.

6.  INVESTMENTS IN AND NOTES RECEIVABLE FROM UNCONSOLIDATED ENTITIES

   The Company conducts third-party construction, landscape, property management and leasing service businesses through the Service Companies and their subsidiaries. Additionally, the Service Companies and their subsidiaries also own land held for sale or future development, either directly or through ownership interests in real estate partnerships and joint ventures. The Company intends, based on market conditions, to acquire land from the Service Companies and their subsidiaries for the development of future properties.
   As discussed in Note 2, these Service Companies and their subsidiaries are accounted for on the equity method of accounting. Under the equity method, the Company recognizes, in its consolidated statements of operations, its economic share (99%) of the Service Companies' earnings and losses.

   The following information summarizes the financial position, results of operations and cash flows of the Service Companies and their subsidiaries on a combined basis (in thousands):

                                                 December 31
                                              -----------------
   FINANCIAL POSITION                          1997      1996
   ------------------------------------------------------------
   ASSETS
   Real estate assets, principally land       $12,403   $ 7,200
   Investments in real estate partnerships
      and joint ventures                        2,849     3,025
   Receivables and other assets                20,158    13,113
   ------------------------------------------------------------
                                              $35,410   $23,338
   ============================================================
   LIABILITIES AND EQUITY
   Notes payable to Company                   $10,900   $10,921
   Credit facility borrowings                  16,620     3,595
   Other borrowings                             2,000     1,261
   Other liabilities                            7,513    10,725
   Total equity                                (1,623)   (3,164)
   ------------------------------------------------------------
                                              $35,410   $23,338
   ============================================================

   The notes payable to the Company accrue interest at 12%, payable annually, and mature in 2004. The notes are secured by land and interests in real estate partnerships and joint ventures. The operations of the Service Companies and their subsidiaries are financed through direct borrowings under the Credit Facility (see Note 4).

   At December 31, 1996, the Company's investment in and notes receivable from the Service Companies and subsidiaries totaling $9,257,000 includes notes receivable from the Service Companies and subsidiaries of $10,900,000 and the Company's equity in the Service Companies of ($1,643,000).


                                                     Years Ended December 31
                                                  ---------------------------
   Results of Operations                            1997      1996      1995
   --------------------------------------------------------------------------
   REVENUE
   Construction and development fees              $ 2,517   $ 2,233   $ 1,483
   Landscape                                        5,974     5,035     3,854
   Commissions                                        828       448       582
   Property management fees                           172       193       498
   Other                                              277       316       191
   --------------------------------------------------------------------------
                                                    9,768     8,225     6,608
   --------------------------------------------------------------------------
   COSTS AND EXPENSES
   Direct Costs                                     5,202     4,327     3,504
   Interest expense -- Company                      1,308     1,314     1,326
   Interest expense -- third parties                  372       365       295
   General and administrative                       2,397     1,694     1,518
   Other                                              494       498       173
   --------------------------------------------------------------------------
                                                    9,773     8,198     6,816
   --------------------------------------------------------------------------
   Income (loss) before gains on sales
      of properties and equity in
      earnings of partnerships and
      joint ventures                                   (5)       27      (208)
   Gain on sale of properties -- third parties        422        --        --
   Gain on sale of property -- Company                580        --        --
   Equity in earnings of partnerships
      and joint ventures                              257        (1)      101
   --------------------------------------------------------------------------
   Net income (loss)                              $ 1,254   $    26   $  (107)
   --------------------------------------------------------------------------
   Net income (loss) attributable
      to the Company                              $ 1,241   $    26   $  (106)
   Interest expense -- Company                      1,308     1,314     1,326
   Gain on sale of property -- Company               (580)       --        --
   --------------------------------------------------------------------------
   Equity in earnings of Service Companies        $ 1,969   $ 1,340   $ 1,220
   --------------------------------------------------------------------------
   Distributions and interest paid
      to the Company                              $ 1,311   $ 1,313   $ 1,510
   --------------------------------------------------------------------------

   CASH FLOW
   --------------------------------------------------------------------------
   Operating activities                           $(4,915)  $ 4,460   $ 1,529
   Investing activities                            (4,086)   (2,540)   (2,786)
   Financing activities                            11,979      (487)    1,190

   At December 31, 1997, the Company owns a 50% interest in a limited liability company ("LLC") which owns an 86,000 square foot industrial building in Atlanta, Georgia. The Company's investment in this LLC totaled $2,525,000 at December 31, 1997 and its equity in earnings were $20,000 for the year ended December 31, 1997. The total assets, liabilities and equity of the LLC were $5,645,000, $595,000 and $5,050,000, respectively, at December 31, 1997.

   In connection with the Company's January 1998 acquisition of a real estate portfolio in Miami, Florida (see Note 7), the Service Companies acquired a one-third interest in Codina Group, Inc., a Miami-based real estate services company, for aggregate consideration of approximately $9,000,000.

7.  ACQUISITIONS / DISPOSITIONS

   The Company made initial acquisitions of property portfolios and the business operations of NWI Warehouse Group, L.P ("NWI") in Nashville, Tennessee, and Lichtin Properties, Inc., and affiliates ("Lichtin") in the Raleigh-Durham-Chapel Hill area of North Carolina (the "Research Triangle"), on November 1, 1996 and December 31, 1996, respectively, in transactions accounted for under the purchase method (see below). In 1997, the Company acquired an additional four industrial buildings totaling 556,000 square feet from NWI for aggregate acquisition consideration of $29,886,000 and 15 industrial and suburban office buildings totaling 991,000 square feet from Lichtin for aggregate acquisition consideration of $62,870,000. The aggregate acquisition consideration of $92,756,000 was comprised of the assumption of mortgage indebtedness of $24,010,000, the issuance of $31,114,000 of Common Units in the Operating Partnership and the assumption and repayment of other indebtedness and the payment of cash through borrowings under the Credit Facility totaling $37,632,000. Also, in 1997, the Company acquired land from Lichtin for total consideration of $1,000,000, consisting of $388,000 of Common Units and $612,000 of cash.

   Additionally in 1997, the Company acquired 20 buildings totaling 778,000 square feet for $37,128,000, including closing costs and acquisition expenses. These acquisitions were primarily funded through Credit Facility borrowings. Three of the acquired buildings, totaling 232,000 square feet are located in Florida and the other buildings are located in Atlanta, Georgia. The Company also sold in 1997, a 96,000 square foot industrial building located in Spartanburg, South Carolina to one of the building's tenants for $2,484,000, resulting in a gain of $209,000. For income tax purposes, the Company completed a tax-deferred, like-kind exchange involving one of the industrial buildings acquired in 1997.

   On January 9, 1998, the Company acquired a 2,477,000 square foot, 24 building portfolio and approximately five acres of land subject to ground leases in Miami, Florida. Aggregate acquisition consideration of approximately $175,000,000, including closing costs and acquisition expenses, consisted of the issuance of $28,310,000 of Common Units, the assumption of $78,033,000 of mortgage indebtedness, the assumption of certain other liabilities in excess of certain other assets of approximately $4,224,000, and cash of approximately $64,433,000 funded through Credit Facility borrowings. In connection with the acquisition, the Company has also agreed, subject to customary closing conditions, to acquire a 90,000 square foot building under development for approximately $5,100,000 and approximately eight acres of adjacent undeveloped land for approximately $4,000,000.

   As discussed above, in 1996, the Company acquired the business operations of NWI and Lichtin and initial property portfolios of 31 industrial and suburban office buildings totaling 2,513,000 square feet, 82 net usable acres of undeveloped land and options to acquire 177 acres of undeveloped land for aggregate acquisition consideration of $171,135,000. Acquisition consideration was comprised of the assumption of mortgage indebtedness of $89,535,000, the issuance of $7,124,000 of common stock, the issuance of $48,085,000 of Common Units and $26,391,000 of cash, including amounts necessary to fund the assumption and repayment of other indebtedness, closing costs and acquisition expenses, all funded through Credit Facility borrowings.

   The Company's consolidated results of operations have included the operating results of NWI and Lichtin from their effective acquisition dates. The unaudited pro forma information below presents the consolidated results of operations as if the initial phases of the NWI and Lichtin acquisitions had occurred at the beginning of the respective years presented. The unaudited pro forma information is not necessarily indicative of the results of operations of the Company had the acquisitions occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

                                      1996       1995
------------------------------------------------------
Revenues                            $70,954    $49,478
Net income                           10,555      6,226
Net income per share - basic        $  0.89    $  0.74
Net income per share - diluted         0.89       0.73
------------------------------------------------------

   Also in 1996, the Company acquired 15 industrial and suburban office buildings totaling approximately 761,000 square feet located in Atlanta, Georgia for an aggregate price of $40,102,000, including closing costs and acquisition expenses. The acquisitions were funded through Credit Facility borrowings.

   In 1995, the Company acquired 49 industrial buildings totaling 2,564,000 square feet for an aggregate price of $110,141,000, including closing costs and acquisition expenses. These acquisitions were funded through Credit Facility borrowings and through the assumption of existing mortgage indebtedness of $39,511,000. Four of the acquired buildings totaling 190,000 square feet are located in Orlando, Florida, and the other buildings are located in Atlanta, Georgia. In connection with two of the property acquisitions, the Company entered into agreements with the sellers to jointly develop additional industrial buildings, as market conditions warrant, on adjacent land controlled by the sellers (see Note 5).

8.  SHAREHOLDERS' EQUITY

   PREFERRED STOCK

   In October 1997, the Company completed a public offering of 6,000,000 shares of its 8% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") and received net proceeds of $144,625,000. The Series A Preferred Stock has a liquidation preference of $25.00 per share and is redeemable at the option of the Company on or after October 10, 2002, at a redemption price of $25.00 per share. The proceeds from the offering were used to reduce the Company's outstanding Credit Facility borrowings.

   COMMON STOCK

   The Company completed public equity offerings of common stock in each of the last three years. In 1997, 1996 and 1995, the Company sold shares of common stock totaling 3,584,000, 2,573,333, and 3,450,000, and received net proceeds of $106,568,000, $68,532,000, and $72,800,000, respectively. In February
   1998, the Company completed an offering of 1,073,000 shares of common stock and received net proceeds of $33,101,000. The proceeds from each offering were used to reduce Credit Facility borrowings or to repay mortgage indebtedness.

   In 1997, restricted shares of common stock valued at $1,183,000 were granted to certain Company officers and employees as an incentive for future service and continued financial performance of the Company. Of the total of 35,331 shares granted, 34,331 vest ratably over a four year period provided the Company achieves 10% annual growth in per share funds from operations, a REIT industry measure of operating performance, for each year of the four year vesting period. The remaining 1,000 shares vest ratably over a four year period. Compensation expense is recognized ratably over the vesting periods.

   The Company has in place a dividend reinvestment plan under which 300,000 shares of common stock are authorized for issuance. A total of 4,000 shares of common stock have been issued under the plan since its inception. Additionally, in 1995, Common Units totaling 25,602 were converted into 25,602 shares of common stock. The conversion was reflected in the accompanying consolidated financial statements at book value.

   DIVIDENDS

   For the years detailed below, dividends were declared and paid on the Company's common stock and accrued on the Company's Series A Preferred Stock and such dividends were designated for income tax reporting purposes as follows (in thousands, except per share amounts):

                                    1997      1996      1995
-------------------------------------------------------------
   Common Stock
     Dividends                    $27,321   $17,860   $11,513
     Dividends per share          $  1.72   $  1.60   $  1.50
     Income tax designation --
      Ordinary dividend income        100%       95%      100%
      Return of capital                --         5%       --

   Series A Preferred Stock
     Dividends/(1)/               $ 2,720   $    --   $    --
     Dividends per share/(1)/     $  0.45   $    --   $    --
     Income tax designation --
      Ordinary dividend income        100%       --        --

------------
/(1)/ In 1997, Series A Preferred Stock dividends totaling $720,000 or $0.12 per share were declared and paid and $2,000,000 or $0.33 per share were accrued.

   Additionally, Common Unitholders of the minority interests in the Operating Partnership received cash distributions totaling $7,782,000 or $1.72 per Common Unit, $4,108,000 or $1.60 per Common Unit, and $3,890,000 or $1.50 per Common Unit in 1997, 1996 and 1995, respectively. In January 1998, the Company declared and paid common stock dividends and made distributions of $8,233,000 or $0.465 per share and $2,487,000 or $0.465 per Common Unit relating to fourth quarter 1997 operating results. In January 1998, the Company also declared and paid dividends on its Series A Preferred Stock of $3,000,000 or $0.50 per share.

   NET INCOME PER COMMON SHARE

   The Company adopted the provisions of SFAS 128 in the year ended December 31, 1997. Reconciliations of income available to common shareholders and weighted average common shares used in the Company's basic and diluted net income per common share computations are detailed below (in thousands, except per share data):

                                                  1997     1996     1995
--------------------------------------------------------------------------
   Computation of Net Income Per Common Share
   Net income available to common
     shareholders - basic                        $20,255  $12,745  $ 8,426
   Minority interests in earnings of
     the Operating Partnership                     6,219    3,064    2,681
--------------------------------------------------------------------------
   Net income available to common
     shareholders - diluted                      $26,474  $15,809  $11,107
--------------------------------------------------------------------------

   Weighted average common shares - basic         16,357   11,512    8,171
   Dilutive securities -
     Units of limited partnership interest
      in the Operating Partnership                 5,023    2,768    2,589
     Stock options                                   200      106       72
--------------------------------------------------------------------------
   Weighted average common shares - diluted       21,580   14,386   10,832
--------------------------------------------------------------------------

   Net Income Per Common Share Data
     Basic                                       $  1.24  $  1.11  $  1.03
     Diluted                                        1.23     1.10     1.03

   Basic net income per share for the periods presented were computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted net income per share were computed assuming that Common Units were converted into common stock on the later of the beginning of the year presented or upon their issuance and based on the dilutive effect of stock options outstanding.

   Previously reported net income per share under prior accounting standards were equal to basic net income per share under SFAS 128.

9.  LEASING ACTIVITY

   Future minimum rents due under noncancelable operating leases with tenants at December 31, 1997, were as follows (in thousands):

          Year                     Amount
        ----------------------------------
          1998                   $ 89,967
          1999                     76,677
          2000                     58,568
          2001                     45,235
          2002                     31,122
          2003 and thereafter      73,304
        ----------------------------------
                                 $374,873
        ==================================

10.    RELATED-PARTY TRANSACTIONS

   At December 31, 1997 and 1996, receivables included $463,000 and $465,000, respectively, due from the Service Companies and their subsidiaries, relating to accrued interest (payable annually) on the notes due from the Service Companies and their subsidiaries. At December 31, 1997 and 1996, accounts payable and accrued expenses included $703,000 and $154,000, respectively, due to the Service Companies and their subsidiaries.

   The Service Companies also provide development, construction, landscape and leasing services to affiliated partnerships and joint ventures. In 1997, 1996 and 1995, total revenues for such services to related parties of the Service Companies were as follows (in thousands):

                                         1997    1996    1995
   -----------------------------------------------------------
   Construction and development fees    $  390  $  678  $  418
   Landscape                               327     271     423
   Commissions                             398      94     169
   -----------------------------------------------------------
                                        $1,115  $1,043  $1,010
   -----------------------------------------------------------

11.  INCENTIVE STOCK PLAN

   The Company has an Incentive Stock Plan (the "Plan") under which shares of the Company's common stock have been reserved for the issuance of options and restricted stock. Common shares totaling 1,000,000 have been reserved for issuance under the Plan. Participants in the Plan may be officers and employees of the Company, the Service Companies or designated affiliates, as well as Company directors. The exercise price of all options under the Plan is not less than the fair market value of the Company's common stock on the date of grant and such options may be exercised for periods up to ten years. As discussed in Note 2, the Company accounts for stock-based compensation under APB Opinion 25. The additional disclosures required by SFAS 123 are discussed and detailed below.

   Under SFAS 123, the fair value of stock options granted in 1997, 1996 and 1995 has been estimated using a binomial option pricing model with the following weighted average assumptions for grants in 1997, 1996 and 1995, respectively: risk free interest rates of 5.5%, 5.7% and 5.8%, expected option lives of five years for options granted in each year, expected volatility of 16.6% in 1997 and 16.5% in 1996 and 1995, and expected dividend yields of 5.1% in 1997, 5.7% in 1996 and 6.2% in 1995. Using these assumptions, the estimated fair value of options granted in 1997, 1996 and 1995 was $373,000, $945,000 and $175,000, respectively, and such amounts would be included in compensation expense over the vesting period of the options. Pro forma net income, net income available to common shareholders and net income per common share in 1997, 1996 and 1995, assuming the Company had accounted for the Plan under SFAS 123 were as follows (in thousands, except per share amounts):

                                      1997     1996     1995
   ----------------------------------------------------------
   Net income
      As reported                    $22,975  $12,745  $8,426
      Pro forma                       22,749   12,264   8,381
   Net income available to common
     shareholders
      As reported                     20,255   12,745   8,426
      Pro forma                       20,029   12,264   8,381
   Net income per common share
      As reported - basic            $  1.24  $  1.11  $ 1.03
      Pro forma - basic                 1.22     1.07    1.03
      As reported - diluted             1.23     1.10    1.03
      Pro forma - diluted               1.21     1.06    1.02

   As the provisions of SFAS 123 have not been applied to options granted prior to January 1, 1995, the resulting pro forma annual compensation cost may not be representative of that expected in future years.

   A summary of stock option activity under the Plan is presented in the table and narrative below (share amounts in thousands):

                                    1997              1996              1995
                             ----------------  -----------------  -----------------
                                     Weighted           Weighted           Weighted
                                     Average            Average            Average
                                     Exercise           Exercise           Exercise
                            Shares    Price    Shares    Price    Shares    Price
   --------------------------------------------------------------------------------
   Options outstanding,
      beginning of year        753     $23.06     503     $19.90     443     $19.28
   Granted                      91      32.40     283      28.22      65      24.11
   Exercised                   (34)     19.38     (33)     19.25      --         --
   Forfeited                    (3)     23.32      --         --      (5)     19.25
   --------------------------------------------------------------------------------
   Options outstanding,
      end of year              807     $24.26     753     $23.06     503     $19.90
   --------------------------------------------------------------------------------
   Options exercisable,
      end of year              632                552                 52
   --------------------------------------------------------------------------------
   Weighted average per
      share fair value
      of options granted     $4.10              $3.34              $2.69
   --------------------------------------------------------------------------------

   At December 31, 1997, options for 570,000 shares were outstanding having exercise prices ranging from $19.25 to $26.00, with a weighted average exercise price of $21.43 and a weighted average remaining life of 7.2 years, of which 479,000 options were exercisable with a weighted average exercise price of $20.56. Options for 237,000 shares were also outstanding having exercise prices ranging from $28.38 to $33.75, with a weighted average exercise price of $31.08 and a weighted average remaining life of 9.2 years, of which 153,000 options were exercisable with a weighted average exercise price of $30.54.

12.  EMPLOYEE BENEFIT PLAN

   The Company and the Service Companies ("Plan Sponsors") sponsor a 401(k) retirement savings plan covering substantially all employees meeting certain age and service requirements. Employees may contribute up to the lesser of 20% of their annual compensation or the annual statutory limit ($9,500 in 1997) to the plan. Plan Sponsors' contributions are made on a discretionary basis up to a maximum of 100% of the employees' contributions (currently 50% of the employee's contribution up to 4% of an employee's annual compensation). Total Plan Sponsor contributions were $168,000, $88,000, and $76,000 in 1997, 1996, and 1995, respectively.

13.  COMMITMENTS AND CONTINGENCIES

   The Company has entered into agreements, subject to the completion of due diligence and customary closing conditions, for the future acquisition of land and buildings totaling approximately $42,698,000, including land and building commitments of approximately $27,455,000 from NWI and Lichtin and approximately $9,100,000 entered into as part of the Miami, Florida acquisition transaction in January 1998 (see Note 7). Of this total, $25,403,000 represents committed land acquisitions and $17,295,000 represents committed building acquisitions. Letters of credit were issued on behalf of the Company totaling $1,766,000 in support of certain development and land acquisition arrangements and totaling $5,346,000 in support of financing arrangements at December 31, 1997.

   The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the Company's financial position or results of operations.

14.    SUPPLEMENTAL CASH FLOW INFORMATION

   Interest paid, net of amounts capitalized (see Note 4), totaled $17,958,000, $11,265,000 and $7,892,000 in 1997, 1996 and 1995, respectively.

   Significant noncash investing and financing activities were as follows:

   1. The Company's 1997 property acquisition, development and investment activity included the settlement of real estate loans of $7,376,000, the assumption of indebtedness of $64,869,000, and the issuance of Common Units valued at $31,876,000. Additionally, in 1997, restricted common stock was issued at an aggregate value of $1,183,000.
   2. The Company's 1996 acquisitions of NWI and Lichtin included the assumption of indebtedness of $104,628,000, the issuance of Common Units valued at $48,085,000 and the issuance of common stock valued at $7,124,000.
   3. The Company's 1995 property acquisitions included the assumption of indebtedness of $39,511,000 and the application of notes receivable and deposits of $3,540,000.

15.  FINANCIAL INSTRUMENTS

   Based on interest rates and other pertinent information available to the Company at December 31, 1997, the Company estimates that the carrying values of cash and cash equivalents, notes receivable from the Service Companies and their subsidiaries, real estate loans, other receivables, mortgage notes payable, other liabilities and Credit Facility borrowings approximate their fair values when compared to instruments of similar type, terms and maturity.

   The estimated fair value of the Company's interest rate swap and treasury rate guarantee hedge arrangements (see Note 4), determined based on quoted market prices for similar financial instruments, were approximately $1,055,000 and $3,210,000, respectively, less than the Company's carrying value at December 31, 1997. Under current accounting principles and as discussed in Note 2, the difference between the fair value and carrying amount of the arrangements are not currently recognized in the Company's consolidated financial statements. The Company monitors the credit quality of the counterparties to its interest rate swap and treasury rate guarantee hedge arrangements and does not anticipate nonperformance from such parties.

   Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1997. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date.

16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

   Selected quarterly financial information for 1997 and 1996 was as follows (in thousands, except per share amounts):

   ---------------------------------------------------------------------------
                                             First   Second    Third   Fourth
                                            Quarter  Quarter  Quarter  Quarter
   ---------------------------------------------------------------------------
   1997
   Revenue                                  $19,899  $21,439  $24,279  $26,403
   Net income before minority interests       5,058    6,698    7,451    9,987
   Net income                                 3,826    5,080    5,768    8,301
   Net income available to
      common shareholders                     3,826    5,080    5,768    5,581
   Net income per common share - basic      $  0.27  $  0.32  $  0.33  $  0.32
   Net income per common share - diluted       0.27     0.32     0.32     0.31

   1996
   Revenue                                  $12,129  $12,379  $13,555  $15,820
   Net income before minority interests       3,814    3,805    3,731    4,459
   Net income                                 3,101    3,092    3,033    3,519
   Net income available to
      common shareholders                     3,101    3,092    3,033    3,519
   Net income per common share - basic      $  0.28  $  0.28  $  0.27  $  0.28
   Net income per common share - diluted       0.28     0.28     0.27     0.28


                                                                                                           SCHEDULE III PAGE 1 OF 11
                                                         WEEKS CORPORATION
                                          REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1997
                                                      (Dollars in Thousands)

                                                                               Gross Amount at which
                                                 Initial Costs               Carried at Close of Period
                                                ---------------     Cost     --------------------------
                                                       Building  Capitalized         Building          Accumu-
                                       Related           and     Subsequent            and              lated        Year      Year
Market/                     Property    Encum-         Improve-      to              Improve-          Deprecia-  Developed Acquired
Business Park/Property      Type/(1)/  brances  Land    ments    Acquisition  Land     ments   Total     tion       /(2)/    /(3)/
------------------------------------------------------------------------------------------------------------------------------------
ATLANTA, GEORGIA

Northeast/I-85 Submarket
------------------------------------------------------------------------------------------------------------------------------------
GWINNETT PARK
 1 1750 Beaver Ruin           S                 $  633  $ 4,082   $     -     $  633  $ 4,082  $ 4,715 $    35      1997
 2 4258 Communications Dr.    D         (a)          8      725       317         29    1,021    1,050     606      1981
 3 4261 Communications Dr.    D                    254    1,446        43        254    1,489    1,743     168      1981     1994
 4 4291 Communications Dr.    D         (a)          4      327       126         16      441      457     236      1981
 5 1826 Doan Way              D         (b)         18    1,167       226         18    1,393    1,411     542      1984
 6 1857 Doan Way              D                     23        6         -         23        6       29       2      1970
 7 1650 International Blvd.   D         (a)         69      994        93         69    1,087    1,156     440      1984
 8 4245 International Blvd.   D         (a)        192    2,913     3,053        192    5,966    6,158   1,309      1985
 9 4250 International Blvd.   D                    193    1,542       288        216    1,807    2,023     646      1986
10 4295 International Blvd.   D         (a)         58    1,058       112         58    1,170    1,228     430      1984
11 4320 International Blvd.   D         (a)         44      710       212         44      922      966     380      1984
12 4350 International Blvd.   D         (a)         78      938       540         78    1,478    1,556     773      1982
13 4355 International Blvd.   D         (f)        233      811       261        233    1,072    1,305     201      1983     1994
14 4405-A International Blvd. S                     97      957       874         97    1,831    1,928     913      1984
15 4405-B International Blvd. S                    118    1,152     1,310        118    2,462    2,580   1,553      1984
16 4405-C International Blvd. S                     21      422       183         21      605      626     278      1984
17 1828 Meca Way              D         (b)         16      487       594         16    1,081    1,097     619      1975
18 1858 Meca Way              D         (a)         20      931        13         27      937      964     367      1975
19 4317 Park Dr.              D                    671    1,414       235        671    1,649    2,320     614      1985
20 4357 Park Dr.              D         (g)         12      865       271         12    1,136    1,148     574      1979
21 4366 Park Dr.              O                      6      406       288         22      678      700     398      1981
22 4386 Park Dr.              D                     17      758         -         17      758      775     304      1973
23 4436 Park Dr.              D                     18      195       276         18      471      489     209      1968
24 4437 Park Dr.              D         (a)         21      659       401         21    1,060    1,081     531      1978
25 4467 Park Dr.              D         (b)          6      537       257          6      794      800     212      1978
26 4476 Park Dr.              D         (b)         14      372         7         14      379      393     125      1977
27 4487 Park Dr.              D         (b)          6    1,048     1,180          6    2,228    2,234   1,435      1978
28 1835 Shackleford Cr.       O         (a)         29    2,780       427         29    3,207    3,236     763      1990
29 1854 Shackleford Ct.       O                     52    4,085     1,541         52    5,626    5,678   1,972      1985
30 4274 Shackleford Rd.       D         (a)         27      614       905         27    1,519    1,546   1,144      1974
31 4275 Shackleford Rd.       O         (i)          8    1,173       477         12    1,646    1,658     684      1985
32 4344 Shackelford Rd.       D                    286      984        31        286    1,015    1,301     137      1975     1994
33 4355 Shackleford Rd.       D         (a)          7      886       606          7    1,492    1,499     751      1972
34 4364 Shackleford Rd.       D         (a)          9       40        50          9       90       99      57      1973
35 4366 Shackleford Rd.       D                     20      420       854         26    1,268    1,294     767      1981
36 4388 Shackleford Rd.       D         (a)         33    1,181       229         43    1,400    1,443     225      1981
37 4400 Shackleford Rd.       D                     14      315        30         18      341      359      77      1981
38 4444 Shackleford Rd.       D         (a)         31      731     1,121         31    1,852    1,883   1,274      1979
------------------------------------------------------------------------------------------------------------------------
        Total                                   $3,366  $40,131   $17,431     $3,469  $57,459  $60,928 $21,751
------------------------------------------------------------------------------------------------------------------------


                                                         WEEKS CORPORATION
                                          REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1997
                                                      (Dollars in Thousands)

                                                                                                           SCHEDULE III PAGE 2 OF 11

                                                                           Gross Amount at Which
                                             Initial Costs               Carried at Close of Period
                                            ---------------             ----------------------------
                                                               Cost
                                                  Building  Capitalized          Building            Accumu-
                                   Related           and     Subsequent             and                lated        Year      Year
       Market/          Property    Encum-         Improve-      to              Improve-            Deprecia-  Developed Acquired
Business Park/Property  Type/(1)/  brances  Land    ments    Acquisition   Land    ments      Total     tion       /(2)/    /(3)/
------------------------------------------------------------------------------------------------------------------------------------
Horizon
     39 90 Horizon Dr.   D          (b)   $  120    $   659       $   70  $  120   $   729   $   849    $  142   1992
     40 225 Horizon Dr.  B          (b)      121      1,423          782     121     2,205     2,326       836   1990
     41 300 Horizon Dr.  B                   798      4,455           59     798     4,514     5,312       453   1994
     42 2775 Horizon
        Ridge Ct.        B                   732      5,906           -      732     5,906     6,638       257   1996
     43 2780 Horizon
        Ridge Ct.        B                   826      4,949           -      826     4,949     5,775       141   1997
     44 2800 Vista
        Ridge Dr.        B                   443      5,463           73     443     5,536     5,979       381   1995
------------------------------------------------------------------------------------------------------------------------------------
            Total                         $3,040    $22,855       $  984  $3,040   $23,839   $26,879    $2,210
------------------------------------------------------------------------------------------------------------------------------------
Northwoods
     45 2915 Courtyards
        Circle           D                $  268    $ 1,793       $   92  $  268   $ 1,885   $ 2,153    $  166   1986     1995
     46 2925 Courtyards
        Dr.              D                   333      2,618            6     333     2,624     2,957       191   1986     1995
     47 2975 Courtyards
        Circle           D                   144        997           10     144     1,007     1,151        73   1986     1995
     48 2995 Courtyards
        Circle           D                   109        677            8     109       685       794        50   1986     1995
     49 2725 Northwoods
        Pkwy.            D                   440      2,231           11     440     2,242     2,682       123   1984     1996
     50 2755 Northwoods
        Pkwy.            D                   249      2,201           -      249     2,201     2,450       121   1986     1996
     51 2775 Northwoods
        Pkwy.            D                   322      1,976           50     322     2,026     2,348       120   1986     1996
     52 2850 Northwoods
        Pkwy.            D                   562      3,961           46     562     4,007     4,569       292   1988     1995
     53 3040 Northwoods
        Pkwy.            D                   298      1,510           -      298     1,510     1,808        84   1984     1996
     54 3044 Northwoods
        Circle           D                   167        730           27     167       757       924        55   1984     1995
     55 3055 Northwoods
        Pkwy.            D                   213        916           34     213       950     1,163        62   1985     1996
     56 3075 Northwoods
        Pkwy.            S                   374      2,750            4     374     2,754     3,128       152   1985     1996
     57 3080 Northwoods
        Circle           O                   387      2,215           37     387     2,252     2,639       155   1952     1996
     58 3100 Northwoods
        Pkwy.            S                   393      2,177           -      393     2,177     2,570       120   1985     1996
     59 3155 Northwoods
        Pkwy.            S                   331      1,808           -      331     1,808     2,139       100   1985     1996
     60 3175 Northwoods
        Pkwy.            S                   250      1,644           -      250     1,644     1,894        91   1985     1996
------------------------------------------------------------------------------------------------------------------------------------
            Total                         $4,840    $30,204       $  325  $4,840   $30,529   $35,369    $1,955
------------------------------------------------------------------------------------------------------------------------------------

Gwinnett Pavilion
     61 1480 Beaver
        Ruin Rd.         R                $  248    $   982       $  482  $  248   $ 1,464   $ 1,712    $  495   1989
     62 1505 Pavilion
        Place            D   (a)             448      1,149        1,188     448     2,337     2,785     1,129   1988
     63 3883 Steve
        Reynolds Blvd    D   (b)             612      3,101           94     612     3,195     3,807       694   1990
     64 3890 Steve
        Reynolds Blvd    D   (b)             519      1,746           19     519     1,765     2,284       352   1991
     65 3905 Steve
        Reynolds Blvd    D                   697      2,108            1     697     2,109     2,806       120   1995
     66 3950 Steve
        Reynolds Blvd    B   (a)             684      1,701           23     684     1,724     2,408       294   1992
     67 4020 Steve
        Reynolds Blvd    D                   417      1,868           -      417     1,868     2,285        53   1997
     68 4025 Steve
        Reynolds Blvd    D                   461      2,252            6     461     2,258     2,719       203   1994
------------------------------------------------------------------------------------------------------------------------------------
            Total                         $4,086    $14,907       $1,813  $4,086   $16,720   $20,806    $3,340
------------------------------------------------------------------------------------------------------------------------------------

Berkeley Lake Distribution Center
     69 3130 North
        Berkeley Lake    B                $  675    $ 4,455       $   -   $  675   $ 4,455   $ 5,130    $  126   1996
     70 3280 Summit
        Ridge Pkwy.      B                   485      4,277       $   -      485     4,277     4,762        56   1997
     71 3290 Summit
        Ridge Pkwy.      B                   257      2,255       $   -      257     2,255     2,512        64   1997
------------------------------------------------------------------------------------------------------------------------------------
            Total                         $1,417    $10,987       $       $1,417   $10,987   $12,404    $  246
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           SCHEDULE III PAGE 3 OF 11
                                                         WEEKS CORPORATION
                                          REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1997
                                                      (Dollars in Thousands)


                                                                               Gross Amount at which
                                                 Initial Costs               Carried at Close of Period
                                                ---------------            ------------------------------
                                                                    Cost
                                                       Building  Capitalized         Building          Accumu-
                                       Related           and     Subsequent            and              lated        Year     Year
         Market/            Property    Encum-         Improve-      to              Improve-          Deprecia-  Developed Acquired
Business Park/Property      Type/(1)/  brances  Land    ments    Acquisition  Land     ments   Total     tion       /(2)/    /(3)/
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Peachtree Corners Distribution
     72 5401 Buford Hwy.      B               $  294      $1,865  $  114   $  294   $ 1,979  $ 2,273   $  163        1987    1995
     73 5403 Buford Hwy.      B                  420       2,737       9      420     2,746    3,166      204        1987    1995
     74 5405 Buford Hwy.      B                  217       1,546      29      217     1,575    1,792      121        1989    1995
     75 5409 Buford Hwy.      B                  364       2,675      17      364     2,692    3,056      197        1989    1995
------------------------------------------------------------------------------------------------------------------------------------
            Total                             $1,295      $8,823  $  169   $1,295   $ 8,992  $10,287   $  685
-----------------------------------------------------------------------------------------------------------------------------------

Pinebrook
     76 2625 Pinemeadow Ct.   B               $  813      $3,216       -   $  813   $ 3,216  $ 4,029   $  360        1994
     77 2660 Pinemeadow Ct.   B                  450       2,587       -      450     2,587    3,037       99        1996
     78 2450 Satellite Blvd.  B                  866       3,461       3      866     3,464    4,330      403        1994    1994
------------------------------------------------------------------------------------------------------------------------------------
            Total                             $2,129      $9,264  $    3   $2,129   $ 9,267  $11,396   $  862
-----------------------------------------------------------------------------------------------------------------------------------

Northbrook
     79 1000 Northbrook Pkwy. B         (a)   $  363      $1,980  $  857   $  363   $ 2,837  $ 3,200   $1,250        1986
     80 675 Old Peachtree Rd. B         (e)      434       2,385      23      434     2,408    2,842      683        1988
------------------------------------------------------------------------------------------------------------------------------------
            Total                             $  797      $4,365  $  880   $  797   $ 5,245  $ 6,042   $1,933
-----------------------------------------------------------------------------------------------------------------------------------

Druid Chase
     81 2801 Buford Hwy.      O               $  794      $3,505  $1,865   $  794   $ 5,370  $ 6,164   $1,714        1977    1989
     82 1190 West Druid
        Hills Dr.             O                  689       2,722     915      689     3,637    4,326    1,094        1980    1989
     83 2071 North Druid
        Hills Rd.             R                   98          65      21       98        86      184       36        1968
     84 6 West Druid
        Hills Dr.             O                  473       2,980     654      473     3,634    4,107      913        1968    1989
------------------------------------------------------------------------------------------------------------------------------------
            Total                             $2,054      $9,272  $3,455   $2,054   $12,727  $14,781   $3,757
-----------------------------------------------------------------------------------------------------------------------------------

Meadowbrook
     85 2450 Meadowbrook
        Pkwy.                 D               $  716      $2,419  $   20   $  716   $ 2,439  $ 3,155   $  293        1989    1994
     86 2475 Meadowbrook
        Pkwy.                 D                  529       1,567     559      529     2,126    2,655      817        1986
     87 2500 Meadowbrook
        Pkwy.                 D         (a)      411       1,103     789      411     1,892    2,303      883        1987
     88 2505 Meadowbrook
        Pkwy.                 D                  307       1,228     419      307     1,647    1,954      360        1990
------------------------------------------------------------------------------------------------------------------------------------
            Total                             $1,963      $6,317  $1,787   $1,963   $ 8,104  $10,067   $2,353
-----------------------------------------------------------------------------------------------------------------------------------

Crestwood Pointe
     89 3805 Crestwood
        Parkway               O               $  877      $8,772       -   $  877   $ 8,772  $ 9,649   $  134        1997
------------------------------------------------------------------------------------------------------------------------------------
            Total                             $  877      $8,772  $    -   $  877   $ 8,772  $ 9,649   $  134
-----------------------------------------------------------------------------------------------------------------------------------

Park Creek
     90 2825 Breckinridge
        Blvd.                 S               $  317      $2,366  $   25   $  317   $ 2,391  $ 2,708   $  139        1986    1996
     91 2875 Breckinridge
        Blvd.                 S                  476       3,496      32      476     3,528    4,004      205        1986    1996
------------------------------------------------------------------------------------------------------------------------------------
            Total                             $  793      $5,862  $   57   $  793   $ 5,919  $ 6,712   $  344
-----------------------------------------------------------------------------------------------------------------------------------

River Green
     92 3450 River
        Green Ct.             D               $  194      $  892  $   12   $  194   $   904  $ 1,098   $   63        1989    1995
     93 4800 River
        Green Pkwy.           D                  152       1,150      14      152     1,164    1,316       82        1989    1995
------------------------------------------------------------------------------------------------------------------------------------
            Total                             $  346      $2,042  $   26   $  346   $ 2,068  $ 2,414   $  145
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                           SCHEDULE III PAGE 4 OF 11
                                                         WEEKS CORPORATION
                                          REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1997
                                                      (Dollars in Thousands)

                                                                               Gross Amount at which
                                                 Initial Costs               Carried at Close of Period
                                                ---------------              --------------------------
                                                                    Cost
                                                       Building  Capitalized         Building          Accumu-
                                       Related           and     Subsequent            and              lated        Year      Year
        Market/             Property    Encum-         Improve-      to              Improve-          Deprecia-  Developed Acquired
Business Park/Property      Type/(1)/  brances  Land    ments    Acquisition  Land     ments   Total     tion       /(2)/    /(3)/
------------------------------------------------------------------------------------------------------------------------------------
Other Northeast/I-85
     94 1705 Belle
        Meade Ct.             D             $  277   $   953       $  3    $  277      $   956  $ 1,233  $  114       1988    1994
     95 4125 Buford Hwy.      B                778     3,823         28       778        3,851    4,629     283       1995
     96 6525-27 Jimmy
        Carter Blvd.          D                509     3,131         27       509        3,158    3,667     174       1983    1996
     97 3171 McCall Dr.       D                112       385          6       112          391      503      46       1967    1994
     98 7250 McGinnis
        Ferry Rd.             D                498     3,712          7       498        3,719    4,217     203       1996
     99 5300 Peachtree
        Industrial Blvd       R                434     1,493          -       434        1,493    1,927     179       1966    1994
    100 5755 Peachtree
        Industrial Blvd       O                800     4,020          -       800        4,020    4,820      47       1997
    101 5765 Peachtree
        Industrial Blvd       D                521     3,248          -       521        3,248    3,769      37       1997
    102 5775 Peachtree
        Industrial Blvd       D                521     2,382          -       521        2,382    2,903      29       1997
    103 4280 Northeast
        Expressway            B                534     1,838          2       534        1,840    2,374     221       1962    1994
------------------------------------------------------------------------------------------------------------------------------------
            Total                           $4,984   $24,985       $ 73    $4,984      $25,058  $30,042  $1,333
-----------------------------------------------------------------------------------------------------------------------------------

North Central Submarket
-----------------------------------------------------------------------------------------------------------------------------------

Northmeadow
    104 11835 Alpharetta
        Hwy.                  O             $  524    $1,396       $142    $  524       $1,538  $ 2,062  $  148       1994
    105 1100 Northmeadow
        Pkwy.                 S                552     3,178         59       552        3,237    3,789     270       1989     1995
    106 1125 Northmeadow
        Pkwy.                 D                320     2,222          9       320        2,231    2,551     186       1987     1995
    107 1150 Northmeadow
        Pkwy.                 D                464     2,963          -       464        2,963    3,427     242       1988     1995
    108 1175 Northmeadow
        Pkwy.                 D                328     3,068         54       328        3,122    3,450     288       1987     1995
    109 1225 Northmeadow
        Pkwy.                 S                336     3,286          -       336        3,286    3,622     269       1989     1995
    110 1250 Northmeadow
        Pkwy.                 D                312     2,328          4       312        2,332    2,644     192       1989     1995
    111 1325 Northmeadow
        Pkwy.                 S                472     4,491         75       472        4,566    5,038     397       1990     1995
    112 1335 Northmeadow
        Pkwy.                 S                946     6,347          -       946        6,347    7,293       -       1997
    113 1350 Northmeadow
        Pkwy.                 D                672     2,556         12       672        2,568    3,240     227       1994
------------------------------------------------------------------------------------------------------------------------------------
            Total                           $4,926   $31,835       $355    $4,926    $  32,190  $37,116  $2,219
------------------------------------------------------------------------------------------------------------------------------------



Hembree Crest
    114 11415 Old
        Roswell Rd.           B             $  648    $1,947       $ 47    $  648       $1,994  $ 2,642  $  185       1991     1995
    115 11800 Wills Rd.       D                304     1,570        108       304        1,678    1,982     160       1987     1995
    116 11810 Wills Rd.       D                296     2,180          2       296        2,182    2,478     178       1989     1995
    117 11820 Wills Rd.       D                488     3,793         72       488        3,865    4,353     318       1987     1995
------------------------------------------------------------------------------------------------------------------------------------
            Total                           $1,736    $9,490       $229    $1,736       $9,719  $11,455  $  841
------------------------------------------------------------------------------------------------------------------------------------

Mansell Commons
    118 993 Mansell Rd.       D             $  136    $  919       $ 47      $136       $  966  $ 1,102  $   85       1987     1995
    119 995 Mansell Rd.       D                 80       714         25        80          739      819      66       1987     1995
    120 997 Mansell Rd.       D                 72       612          7        72          619      691      52       1987     1995
    121 999 Mansell Rd.       D                104       816          1       104          817      921      67       1987     1995
    122 1003 Mansell Rd.      D                136       881          1       136          882    1,018      73       1990     1995
    123 1005 Mansell Rd.      D                 72       714         15        72          729      801      64       1990     1995
    124 1007 Mansell Rd.      D                168     1,592         26       168        1,618    1,786     145       1990     1995
    125 1009 Mansell Rd.      S                264     1,620          4       264        1,624    1,888     132       1986     1995
    126 1011 Mansell Rd.      S                256     1,647          8       256        1,655    1,911     137       1984     1995
------------------------------------------------------------------------------------------------------------------------------------
            Total                           $1,288    $9,515       $134    $1,288       $9,649  $10,937  $  821
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                           Schedule III Page 5 of 11

                                                         WEEKS CORPORATION
                                          REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1997
                                                      (Dollars in Thousands)

                                                                               Gross Amount at which
                                                 Initial Costs               Carried at Close of Period
                                                ---------------              --------------------------
                                                                    Cost
                                                       Building  Capitalized        Building           Accumu-
                                       Related           and     Subsequent           and               lated      Year      Year
        Market/             Property    Encum-         Improve-      to             Improve-          Deprecia-  Developed  Acquired
Business Park/Property      Type/(1)/  brances  Land    ments    Acquisition  Land    ments    Total     tion      /(2)/     /(3)/
------------------------------------------------------------------------------------------------------------------------------------
Hembree Park
    127 105 Hembree
        Park Dr.            D                  $  288    $ 2,067      $  73     $  288     $ 2,140    $ 2,428   $  174    1988  1995
    128 150 Hembree
        Park Dr.            D                     641      2,015        208        825       2,039      2,864      181    1985  1995
    129 200 Hembree
        Park Dr.            D                     160      1,978         11        160       1,989      2,149      162    1985  1995
    130 645 Hembree
        Pkwy.               D                     248      1,997         54        248       2,051      2,299      183    1986  1995
    131 655 Hembree
        Pkwy.               D                     248      1,997         42        248       2,039      2,287      197    1986  1995
------------------------------------------------------------------------------------------------------------------------------------
            Total                              $1,585    $10,054       $388     $1,769     $10,258    $12,027   $  897
------------------------------------------------------------------------------------------------------------------------------------

Northwinds
    132 2555 Northwinds
        Pkwy.               O                  $1,813     $6,012       $  -     $1,813      $6,012     $7,825   $  106    1997
------------------------------------------------------------------------------------------------------------------------------------
            Total                              $1,813     $6,012       $  -     $1,813      $6,012     $7,825   $  106
------------------------------------------------------------------------------------------------------------------------------------

Other North Central
Properties
    133 10745 Westside
        Pkwy.             O                    $  925     $3,513       $ 71     $  925      $3,584     $4,509   $  307    1997
------------------------------------------------------------------------------------------------------------------------------------
            Total                              $  925     $3,513       $ 71     $  925      $3,584     $4,509   $  307
------------------------------------------------------------------------------------------------------------------------------------


Airport/South Atlanta
        Submarket
------------------------------------------------------------------------------------------------------------------------------------

Southridge
    134 5025 Derick
        Jones Rd.          D                   $  647    $ 3,598       $  -     $  647     $ 3,598    $ 4,245   $   45    1997
    135 5099 Southridge
        Pkwy.              D              (c)     306      1,053        119        306       1,172      1,478      149    1990 1994
    136 5136 Southridge
        Pkwy.              D              (c)     480      1,653         69        480       1,722      2,202      214    1990 1994
    137 5139 Southridge
        Pkwy.              D              (c)     465      1,601         14        465       1,615      2,080      195    1991 1994
    138 5149 Southridge
        Pkwy.              D              (c)      17      3,384          -        817       3,384      4,201      225    1990 1994
    139 5156 Southridge
        Pkwy.              D              (c)     676      2,330         10        676       2,340      3,016      279    1992 1994
    140 5169 Southridge
        Pkwy.              D                      431      2,468         11        431       2,479      2,910      179    1994
------------------------------------------------------------------------------------------------------------------------------------
            Total                              $3,822    $16,087       $223     $3,822     $16,310    $20,132   $1,286
------------------------------------------------------------------------------------------------------------------------------------

Sullivan International
    141 703 Sullivan Rd.    D                  $  225     $  781       $217     $  225      $  998  $   1,223   $   97    1990 1994
    142 721 Sullivan Rd.    D                     242        834         40        242         874      1,116      104    1991 1994
    143 727 Sullivan Rd.    D                     260        898         13        260         911      1,171      114    1988 1994
    144 739 Sullivan Rd.    D                     226        778         12        226         790      1,016       94    1989 1994
------------------------------------------------------------------------------------------------------------------------------------
            Total                              $  953     $3,291       $282     $  953      $3,573     $4,526   $  409
------------------------------------------------------------------------------------------------------------------------------------

Other Airport/South
Atlanta
Properties
    145 105 Kings Mill Rd.  B              (a )$  457     $4,951       $  -     $  457      $4,951     $5,408     $414    1995
            Total                              $  457     $4,951       $  -     $  457      $4,951     $5,408     $414
-----------------------------------------------------------------------------------------------------------------------------------

Northwest/I-75 Submarket
-----------------------------------------------------------------------------------------------------------------------------------

Townpoint
    146 3240 Town Point Dr  D                  $1,092     $4,199       $  -     $1,092      $4,199    $ 5,291     $ 42    1997
    147 3330 West Town
        Point Dr            D                     551      1,551        375        551       1,926      2,477      224    1994
    148 3350 West Town
        Point Dr            D                     434      2,214          -        434       2,214      2,648      137    1995
------------------------------------------------------------------------------------------------------------------------------------
            Total                              $2,077     $7,964       $375     $2,077      $8,339    $10,416     $403
------------------------------------------------------------------------------------------------------------------------------------



                                                                                                           SCHEDULE III PAGE 6 OF 11
                                                         WEEKS CORPORATION
                                          REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1997
                                                      (Dollars in Thousands)

                                                                               Gross Amount at which
                                                 Initial Costs               Carried at Close of Period
                                                ---------------               ----------------------
                                                                    Cost
                                                       Building  Capitalized         Building          Accumu-
                                       Related           and     Subsequent            and              lated        Year      Year
         Market/            Property    Encum-         Improve-      to              Improve-          Deprecia-  Developed Acquired
Business Park/Property      Type/(1)/  brances  Land    ments    Acquisition   Land     ments   Total     tion       /(2)/    /(3)/
------------------------------------------------------------------------------------------------------------------------------------
Northwest Business Center
    149 1331-37-41-51
         Capital Circle       S                $  558   $ 4,443   $ 44       $  558   $ 4,487  $ 5,045  $  250      1985    1996
    150 1335 Capital
         Circle               S                   416     1,704      5          416     1,709    2,125      94      1985    1996
    151 2250 Northwest
        Pkwy.                 D                   320     2,223      -          320     2,223    2,543      47      1982    1997
    152 2252 Northwest
        Pkwy.                 S                    92       759      -           92       759      851      15      1982    1997
    153 2254 Northwest
        Pkwy.                 S                   175     1,442      -          175     1,442    1,617      29      1982    1997
    154 2256 Northwest
        Pkwy.                 S                    85       702      -           85       702      787      14      1982    1997
    155 2258 Northwest
        Pkwy.                 S                    47       388      -           47       388      435       8      1982    1997
    156 2260 Northwest
        Pkwy.                 S                   294     2,436      -          294     2,436    2,730      50      1982    1997
    157 2262 Northwest
        Pkwy.                 S                   161     1,333      -          161     1,333    1,494      27      1982    1997
    158 2264 Northwest
        Pkwy.                 D                   353     2,104      -          353     2,104    2,457      48      1982    1997
----------------------------------------------------------------------------------------------------------------------------------
            Total                              $2,501   $17,534   $ 49       $2,501   $17,583  $20,084  $  582
----------------------------------------------------------------------------------------------------------------------------------

Franklin Forest
    159 805 Franklin Ct.      D                $  313   $ 1,638      -       $  313   $ 1,638  $ 1,951  $   35      1983    1997
    160 810 Franklin Ct.      S                   255     1,414      -          255     1,414    1,669      28      1983    1997
    161 811 Livingston Ct.    S                   193     1,089      -          193     1,089    1,282      23      1983    1997
    162 821 Livinston Ct.     S                   145       803      -          145       803      948      17      1983    1997
    163 825 Franklin Ct.      D                   358     2,261      -          358     2,261    2,619      52      1983    1997
    164 830 Franklin Ct.      S                   133       741      -          133       741      874      15      1983    1997
    165 835 Franklin Ct.      D                   393     2,461      -          393     2,461    2,854      53      1983    1997
    166 840 Franklin Ct.      D                   242     1,855      -          242     1,855    2,097      38      1983    1997
    167 841 Livingston Ct.    D                   275     1,855      -          275     1,855    2,130      38      1983    1997
----------------------------------------------------------------------------------------------------------------------------------
            Total                              $2,307   $14,117      -       $2,307   $14,117  $16,424  $  299
----------------------------------------------------------------------------------------------------------------------------------

Other Northwest/
I-75 Properties
    168 240 Northpoint Pkwy.  B                $  822   $ 4,912      -       $  822   $ 4,912  $ 5,734  $  267       1995
----------------------------------------------------------------------------------------------------------------------------------
            Total                              $  822   $ 4,912      -       $  822   $ 4,912  $ 5,734  $  267
----------------------------------------------------------------------------------------------------------------------------------

Stone Mountain Submarket
----------------------------------------------------------------------------------------------------------------------------------

Parknorth
    169 675 Parknorth Blvd.   D                $  611   $ 2,743      -       $  611   $ 2,743  $ 3,354  $  264      1990    1995
    170 696 Parknorth Blvd.   D          (h)      532     2,748      4          532     2,752    3,284     240      1986    1995
    171 715 Parknorth Blvd.   D                   375     2,118      2          375     2,120    2,495     185      1989    1995
    172 735 Parknorth Blvd.   D          (h)      709     3,155     55          709     3,210    3,919     296      1989    1995
    173 736 Parknorth Blvd.   S                   627     1,023      -          627     1,023    1,650      90      1992    1995
    174 780 Parknorth Blvd.   D          (h)      328     1,847     45          328     1,892    2,220     165      1988    1995
    175 808 Parknorth Blvd.   S                   162       608      -          162       608      770      54      1986    1995
    176 815 Parknorth Blvd.   S                   249       983      4          249       987    1,236      86      1989    1995
----------------------------------------------------------------------------------------------------------------------------------
            Total                              $3,593   $15,225   $110       $3,593   $15,335  $18,928  $1,380
----------------------------------------------------------------------------------------------------------------------------------

Chattahoochee Submarket
----------------------------------------------------------------------------------------------------------------------------------

Chattahoochee
    177 1670 DeFoors Ave.     D                $   82   $   660   $943       $   82   $ 1,603  $ 1,685  $  809      1960    1989
----------------------------------------------------------------------------------------------------------------------------------
            Total                              $   82   $   660   $943       $   82   $ 1,603  $ 1,685  $  809
----------------------------------------------------------------------------------------------------------------------------------

                                                                                  Schedule III Page 7 of 11

                                                         WEEKS CORPORATION
                                          REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1997
                                                      (Dollars in Thousands)

                                                                   Initial Costs
                                                              --------------------------    Cost Capitalized
                                   Property   Related                       Building and        Subsequent
Market/Business Park/Property      Type (1)   Encumbrances      Land        Improvements      to Acquisition
------------------------------------------------------------------------------------------------------------
NASHVILLE, TENNESSEE
------------------------------------------------------------------------------------------------------------
Airpark Business Center
    178 400 Airpark Center Dr.        S        (m)(n)         $   419       $ 1,679                $ 18
    179 500 Airpark Center Dr.        D        (m)(n)             923         3,697                   -
    180 600 Airpark Center Dr.        D        (m)(n)             729         2,918                  50
    181 700 Airpark Center Dr.        D        (m)(n)             801         3,286                   -
    182 800 Airpark Center Dr.        D         (o)               924         3,701                   -
    183 900 Airpark Center Dr.        D         (o)               798         3,193                   -
    184 1000 Airpark Center Dr.       D                         1,300         7,367                   -
    185 1400 Donelson Pike            S        (m)(n)           1,276         5,108                   -
    186 1410 Donelson Pike            S        (m)(n)           1,411         5,696                  60
    187 1411-1449 Donelson Pike       B                         1,308         7,412                   -
    188 1413 Donelson Pike            B         (p)               549         2,196                   -
    189 1420 Donelson Pike            S        (m)(n)           1,331         5,346                  96
    190 5270 Harding Place            B         (p)               535         2,143                   -
------------------------------------------------------------------------------------------------------------
            Total                                             $12,304       $53,742                $224
------------------------------------------------------------------------------------------------------------

Aspen Grove Business Center
    191 277 Mallory Station Road      D                       $   936       $ 5,324                $  -
------------------------------------------------------------------------------------------------------------
            Total                                             $   936       $ 5,324                $  -
------------------------------------------------------------------------------------------------------------

Brentwood South Business Center
    192 7104 Crossroad Blvd.          D         (j)           $ 1,065       $ 4,272                $ 11
    193 7106 Crossroad Blvd.          D         (j)             1,065         4,266                   7
    194 7108 Crossroad Blvd.          D         (j)               848         3,396                   5
    195 119 Seaboard Lane             D         (k)               569         2,280                   -
    196 121 Seaboard Lane             D         (l)               445         1,784                   -
    197 123 Seaboard Lane             D         (l)               489         1,956                   -
------------------------------------------------------------------------------------------------------------
            Total                                             $ 4,481       $17,954                $ 23
------------------------------------------------------------------------------------------------------------

Four Forty Business Center
    198 735 Melrose Ave.              B                       $   938       $ 5,318                $  -
------------------------------------------------------------------------------------------------------------
            Total                                             $   938       $ 5,318                $  -
------------------------------------------------------------------------------------------------------------

RESEARCH TRIANGLE, NORTH CAROLINA

Perimeter Park
    199 100 Perimeter Park Rd.        S         (z)           $   477       $ 3,030                $  -
    200 200 Perimeter Park Rd.        S                           567         3,048                   -
    201 300 Perimeter Park Rd.        S         (z)               567         3,047                   -
    202 400 Perimeter Park Rd.        S         (aa)              486         4,051                   -
    203 500 Perimeter Park Rd.        S         (z)               522         4,051                   -
    204 800 Perimeter Park Rd.        S         (bb)              405         3,048                   -
    205 900 Perimeter Park Rd.        S         (q)               629         3,568                   -
    206 1000 Perimeter Park Rd.       S         (z)               405         2,667                   -
------------------------------------------------------------------------------------------------------------
            Total                                             $ 4,058       $26,510                $  -
------------------------------------------------------------------------------------------------------------


                                                        Gross Amount at which
                                                      Carried at Close of Period
                                            ---------------------------------------------
                                                              Building and
Market/Business Park/Property                 Land            Improvements        Total
-----------------------------------------------------------------------------------------
NASHVILLE, TENNESSEE
-----------------------------------------------------------------------------------------
Airpark Business Center
    178 400 Airpark Center Dr.              $   419           $ 1,697           $ 2,116
    179 500 Airpark Center Dr.                  923             3,697             4,620
    180 600 Airpark Center Dr.                  729             2,968             3,697
    181 700 Airpark Center Dr.                  801             3,286             4,087
    182 800 Airpark Center Dr.                  924             3,701             4,625
    183 900 Airpark Center Dr.                  798             3,193             3,991
    184 1000 Airpark Center Dr.               1,300             7,367             8,667
    185 1400 Donelson Pike                    1,276             5,108             6,384
    186 1410 Donelson Pike                    1,411             5,756             7,167
    187 1411-1449 Donelson Pike               1,308             7,412             8,720
    188 1413 Donelson Pike                      549             2,196             2,745
    189 1420 Donelson Pike                    1,331             5,442             6,773
    190 5270 Harding Place                      535             2,143             2,678
-----------------------------------------------------------------------------------------
            Total                           $12,304           $53,966           $66,270
-----------------------------------------------------------------------------------------

Aspen Grove Business Center
    191 277 Mallory Station Road            $   936           $ 5,324           $ 6,260
-----------------------------------------------------------------------------------------
            Total                           $   936           $ 5,324           $ 6,260
-----------------------------------------------------------------------------------------

Brentwood South Business Center
    192 7104 Crossroad Blvd.                $ 1,065           $ 4,283           $ 5,348
    193 7106 Crossroad Blvd.                  1,065             4,273             5,338
    194 7108 Crossroad Blvd.                    848             3,401             4,249
    195 119 Seaboard Lane                       569             2,280             2,849
    196 121 Seaboard Lane                       445             1,784             2,229
    197 123 Seaboard Lane                       489             1,956             2,445
-----------------------------------------------------------------------------------------
            Total                           $ 4,481           $17,977           $22,458
-----------------------------------------------------------------------------------------

Four Forty Business Center
    198 735 Melrose Ave.                    $   938           $ 5,318           $ 6,256
-----------------------------------------------------------------------------------------
            Total                           $   938           $ 5,318           $ 6,256
-----------------------------------------------------------------------------------------

RESEARCH TRIANGLE, NORTH CAROLINA

Perimeter Park
    199 100 Perimeter Park Rd.              $   477           $ 3,030           $ 3,507
    200 200 Perimeter Park Rd.                  567             3,048             3,615
    201 300 Perimeter Park Rd.                  567             3,047             3,614
    202 400 Perimeter Park Rd.                  486             4,051             4,537
    203 500 Perimeter Park Rd.                  522             4,051             4,573
    204 800 Perimeter Park Rd.                  405             3,048             3,453
    205 900 Perimeter Park Rd.                  629             3,568             4,197
    206 1000 Perimeter Park Rd.                 405             2,667             3,072
-----------------------------------------------------------------------------------------
            Total                           $ 4,058           $26,510           $30,568
-----------------------------------------------------------------------------------------

                                            Accumulated          Year           Year
Market/Business Park/Property               Depreciation      Developed (2)   Acquired (3)
------------------------------------------------------------------------------------------
NASHVILLE, TENNESSEE
------------------------------------------------------------------------------------------
Airpark Business Center
    178 400 Airpark Center Dr.               $   78             1989            1996
    179 500 Airpark Center Dr.                  173             1988            1996
    180 600 Airpark Center Dr.                  142             1990            1996
    181 700 Airpark Center Dr.                  152             1992            1996
    182 800 Airpark Center Dr.                  173             1995            1996
    183 900 Airpark Center Dr.                  149             1995            1996
    184 1000 Airpark Center Dr.                  24             1997            1997
    185 1400 Donelson Pike                      238             1986            1996
    186 1410 Donelson Pike                      279             1986            1996
    187 1411-1449 Donelson Pike                  22             1996            1997
    188 1413 Donelson Pike                      103             1996            1996
    189 1420 Donelson Pike                      265             1985            1996
    190 5270 Harding Place                      100             1996            1996
------------------------------------------------------------------------------------------
            Total                            $1,898
------------------------------------------------------------------------------------------

Aspen Grove Business Center
    191 277 Mallory Station Road             $  137             1996            1997
------------------------------------------------------------------------------------------
            Total                            $  137
------------------------------------------------------------------------------------------

Brentwood South Business Center
    192 7104 Crossroad Blvd.                 $  205             1987            1996
    193 7106 Crossroad Blvd.                    201             1987            1996
    194 7108 Crossroad Blvd.                    159             1989            1996
    195 119 Seaboard Lane                       106             1990            1996
    196 121 Seaboard Lane                        84             1990            1996
    197 123 Seaboard Lane                        92             1990            1996
------------------------------------------------------------------------------------------
            Total                            $  847
------------------------------------------------------------------------------------------

Four Forty Business Center
    198 735 Melrose Ave.                     $  143             1997            1997
------------------------------------------------------------------------------------------
            Total                            $  143
------------------------------------------------------------------------------------------

RESEARCH TRIANGLE, NORTH CAROLINA

Perimeter Park
    199 100 Perimeter Park Rd.               $   53             1987            1997
    200 200 Perimeter Park Rd.                   52             1987            1997
    201 300 Perimeter Park Rd.                   53             1986            1997
    202 400 Perimeter Park Rd.                   70             1984            1997
    203 500 Perimeter Park Rd.                   71             1985            1997
    204 800 Perimeter Park Rd.                   53             1984            1997
    205 900 Perimeter Park Rd.                  184             1982            1996
    206 1000 Perimeter Park Rd.                  47             1982            1997
------------------------------------------------------------------------------------------
            Total                            $  583
------------------------------------------------------------------------------------------

                                                                                                           SCHEDULE III PAGE 8 OF 11
                                                         WEEKS CORPORATION
                                          REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
                                                         DECEMBER 31, 1997
                                                      (Dollars in Thousands)

                                                                          Initial Costs
                                                                    --------------------------   Cost Capitalized
                                   Property          Related                     Building and       Subsequent
Market/Business Park/Property      Type (1)        Encumbrances      Land        Improvements      to Acquisition
------------------------------------------------------------------------------------------------------------------
Perimeter Park West
    207 1100 Perimeter Park West      S                            $  777           $ 4,588            $  -
    208 1400 Perimeter Park West      O              (r)              666             3,777              17
    209 1500 Perimeter Park West      O                             1,148             6,511               -
    210 1600 Perimeter Park West      O              (v)            1,463             8,296               -
    211 1800 Perimeter Park West      O              (v)              907             5,140               -
    212 2000 Perimeter Park West      O                               788             4,466               -
------------------------------------------------------------------------------------------------------------------
            Total                                                  $5,749           $32,778            $ 17
------------------------------------------------------------------------------------------------------------------

Enterprise Center
    213 2600 Perimeter Park Dr.       S                            $  975           $ 5,529            $  -
    214 507 Airport Blvd.             S              (v)            1,336             7,578               -
    215 5151 McCrimmon Pkwy.          S                             1,318             7,474               -
------------------------------------------------------------------------------------------------------------------
            Total                                                  $3,629           $20,581            $  -
------------------------------------------------------------------------------------------------------------------

Metro Center
    216 2800 Perimeter Park Dr.       D              (u)           $  777           $ 4,405            $ 96
    217 2900 Perimeter Park Dr.       D              (u)              235             1,330               -
    218 3000 Perimeter Park Dr.       D              (u)              482             2,733              13
------------------------------------------------------------------------------------------------------------------
            Total                                                  $1,494           $ 8,468            $109
------------------------------------------------------------------------------------------------------------------

Woodlake Center
    219 100 Innovation Ave.           D              (t)           $  633           $ 3,590            $  -
    220 101 Innovation Ave.           D                               615             3,488               -
------------------------------------------------------------------------------------------------------------------
            Total                                                  $1,248           $ 7,078            $  -
------------------------------------------------------------------------------------------------------------------

Research Triangle Industrial Center
    221 409-A Airport Blvd.           D              (y)           $  296           $ 2,037            $  -
    222 409-B Airport Blvd.           D              (y)              175             1,203               -
    223 409-C Airport Blvd.           D              (y)              185             1,304               -
------------------------------------------------------------------------------------------------------------------
            Total                                                  $  656           $ 4,544            $  -
------------------------------------------------------------------------------------------------------------------

Interchange Plaza
    224 5520 Capital Center Dr.       O              (s)           $  842           $ 4,772            $  -
    225 801 Jones Franklin Rd.        O              (x)            1,351             7,660               3
------------------------------------------------------------------------------------------------------------------
            Total                                                  $2,193           $12,432            $  3
------------------------------------------------------------------------------------------------------------------

Other Raleigh Properties
    226 6501 Weston Pkwy.             O              (w)           $1,775           $10,064            $  5
------------------------------------------------------------------------------------------------------------------
            Total                                                  $1,775           $10,064            $  5
------------------------------------------------------------------------------------------------------------------

Orlando, Florida

ParkSouth Distribution
    227 2490 Principal Row            B                            $  493           $ 3,284            $  -
    228 2500 Principal Row            B                               565             3,915              70
    229 9600 Parksouth Ct.            B                               649             3,836               -
------------------------------------------------------------------------------------------------------------------
            Total                                                  $1,707           $11,035            $ 70
------------------------------------------------------------------------------------------------------------------




                                               Gross Amount at which
                                             Carried at Close of Period
                                           -----------------------------
                                                       Building and
Market/Business Park/Property              Land        Improvements          Total
------------------------------------------------------------------------------------
Perimeter Park West
    207 1100 Perimeter Park West         $  777           $ 4,588           $ 5,365
    208 1400 Perimeter Park West            666             3,794             4,460
    209 1500 Perimeter Park West          1,148             6,511             7,659
    210 1600 Perimeter Park West          1,463             8,296             9,759
    211 1800 Perimeter Park West            907             5,140             6,047
    212 2000 Perimeter Park West            788             4,466             5,254
------------------------------------------------------------------------------------
            Total                        $5,749           $32,795           $38,544
------------------------------------------------------------------------------------

Enterprise Center
    213 2600 Perimeter Park Dr.          $  975           $ 5,529           $ 6,504
    214 507 Airport Blvd.                 1,336             7,578             8,914
    215 5151 McCrimmon Pkwy.              1,318             7,474             8,792
------------------------------------------------------------------------------------
            Total                        $3,629           $20,581           $24,210
------------------------------------------------------------------------------------

Metro Center
    216 2800 Perimeter Park Dr.          $  777           $ 4,501           $ 5,278
    217 2900 Perimeter Park Dr.             235             1,330             1,565
    218 3000 Perimeter Park Dr.             482             2,746             3,228
------------------------------------------------------------------------------------
            Total                        $1,494           $ 8,577           $10,071
------------------------------------------------------------------------------------

Woodlake Center
    219 100 Innovation Ave.              $  633           $ 3,590           $ 4,223
    220 101 Innovation Ave.                 615             3,488             4,103
------------------------------------------------------------------------------------
            Total                        $1,248           $ 7,078           $ 8,326
------------------------------------------------------------------------------------

Research Triangle Industrial Center
    221 409-A Airport Blvd.              $  296           $ 2,037           $ 2,333
    222 409-B Airport Blvd.                 175             1,203             1,378
    223 409-C Airport Blvd.                 185             1,304             1,489
------------------------------------------------------------------------------------
            Total                        $  656           $ 4,544           $ 5,200
------------------------------------------------------------------------------------

Interchange Plaza
    224 5520 Capital Center Dr.          $  842           $ 4,772           $ 5,614
    225 801 Jones Franklin Rd.            1,351             7,663             9,014
------------------------------------------------------------------------------------
            Total                        $2,193           $12,435           $14,628
------------------------------------------------------------------------------------

Other Raleigh Properties
    226 6501 Weston Pkwy.                $1,775           $10,069           $11,844
------------------------------------------------------------------------------------
            Total                        $1,775           $10,069           $11,844
------------------------------------------------------------------------------------

Orlando, Florida

ParkSouth Distribution
    227 2490 Principal Row               $  493           $ 3,284           $ 3,777
    228 2500 Principal Row                  565             3,985             4,550
    229 9600 Parksouth Ct.                  649             3,836             4,485
------------------------------------------------------------------------------------
            Total                        $1,707           $11,105           $12,812
------------------------------------------------------------------------------------




                                            Accumulated         Year            Year
Market/Business Park/Property               Depreciation      Developed (2)   Acquired (3)
------------------------------------------------------------------------------------------
Perimeter Park West
    207 1100 Perimeter Park West            $   71              1990            1997
    208 1400 Perimeter Park West               197              1991            1996
    209 1500 Perimeter Park West               335              1996            1996
    210 1600 Perimeter Park West               427              1994            1996
    211 1800 Perimeter Park West               266              1994            1996
    212 2000 Perimeter Park West                41              1997            1997
------------------------------------------------------------------------------------------
            Total                           $1,337
------------------------------------------------------------------------------------------

Enterprise Center
    213 2600 Perimeter Park Dr.             $   45              1997            1997
    214 507 Airport Blvd.                      389              1993            1996
    215 5151 McCrimmon Pkwy.                   384              1995            1996
------------------------------------------------------------------------------------------
            Total                           $  818
------------------------------------------------------------------------------------------

Metro Center
    216 2800 Perimeter Park Dr.             $  238              1992            1996
    217 2900 Perimeter Park Dr.                 68              1990            1996
    218 3000 Perimeter Park Dr.                141              1989            1996
------------------------------------------------------------------------------------------
            Total                           $  447
------------------------------------------------------------------------------------------

Woodlake Center
    219 100 Innovation Ave.                 $  185              1994            1996
    220 101 Innovation Ave.                     34              1997            1997
------------------------------------------------------------------------------------------
            Total                           $  219
------------------------------------------------------------------------------------------

Research Triangle Industrial Center
    221 409-A Airport Blvd.                 $   73              1982            1997
    222 409-B Airport Blvd.                     43              1983            1997
    223 409-C Airport Blvd.                     46              1986            1997
------------------------------------------------------------------------------------------
            Total                           $  162
------------------------------------------------------------------------------------------

Interchange Plaza
    224 5520 Capital Center Dr.             $  246              1993            1996
    225 801 Jones Franklin Rd.                 394              1995            1996
------------------------------------------------------------------------------------------
            Total                           $  640
------------------------------------------------------------------------------------------

Other Raleigh Properties
    226 6501 Weston Pkwy.                   $  517              1996            1996
------------------------------------------------------------------------------------------
            Total                           $  517
------------------------------------------------------------------------------------------

Orlando, Florida

ParkSouth Distribution
    227 2490 Principal Row                  $   22              1997
    228 2500 Principal Row                     143              1996
    229 9600 Parksouth Ct.                      42              1997
------------------------------------------------------------------------------------------
            Total                           $  207
------------------------------------------------------------------------------------------

                                                                                                          SCHEDULE III PAGE 9 OF 11


                                                                                                      GROSS AMOUNT AT WHICH
                                                            INITIAL COSTS                          CARRIED AT CLOSE OF PERIOD
                                                        ---------------------  COST CAPITALIZED ----------------------------------
MARKET/BUSINESS                PROPERTY     RELATED              BUILDING AND     SUBSEQUENT              BUILDING AND
PARK/PROPERTY                  TYPE/(1)/  ENCUMBRANCES    LAND   IMPROVEMENTS   TO ACQUISITION     LAND   IMPROVEMENTS
-----------------------------------------------------------------------------------------------------------------------
AIRPORT COMMERCE CENTER
 230 1629 Prime Court             D                     $   281    $ 2,129        $    -        $    281   $  2,129
 231 1630 Prime Court             D                         323      1,650             -             323      1,650
 232 8249 Parkline Blvd.          D                         214      1,661             -             214      1,661
 233 8351 Parkline Blvd.          D           (d)           212      1,785             -             212      1,785
 234 8500 Parkline Blvd.          D           (d)           691      3,200           126             691      3,326
 235 8501 Parkline Blvd.          D           (d)           169      1,212             8             169      1,220
 236 8549 Parkline Blvd.          D           (d)           149      1,231             -             149      1,231
-----------------------------------------------------------------------------------------------------------------------
     TOTAL                                              $ 2,039   $ 12,868      $    134        $  2,039   $ 13,002
-----------------------------------------------------------------------------------------------------------------------

TECHNOLOGY PARK - ORLANDO
 237 100 Technology Park          S                     $    421   $  2,580     $      -        $    421   $  2,580
-----------------------------------------------------------------------------------------------------------------------
     TOTAL                                              $    421   $  2,580     $      -        $    421   $  2,580
-----------------------------------------------------------------------------------------------------------------------

SPARTANBURG, SOUTH CAROLINA

HILLSIDE
 238 170 Parkway West             B                     $    223   $  2,539     $      -       $    223    $  2,539
 239 190 Parkway West             B                          276      2,350            -            276       2,350
 240 285 Parkway West             B                          619      4,243            -            619       4,243
-----------------------------------------------------------------------------------------------------------------------
          TOTAL                                         $  1,118   $  9,132     $      -       $  1,118    $  9,132
-----------------------------------------------------------------------------------------------------------------------

JACKSONVILLE, FLORIDA

JACKSONVILLE INTERNATIONAL TRADEPORT
 241 13340 International Pkwy     B                     $    289   $  2,495     $      -       $    289    $  2,495
-----------------------------------------------------------------------------------------------------------------------
          TOTAL                                         $    289   $  2,495     $      -       $    289    $  2,495
-----------------------------------------------------------------------------------------------------------------------

     LAND HELD FOR FUTURE
          DEVELOPMENT                       4,524       $ 21,029   $      -     $  1,533       $ 22,562    $      -
                                   ------------------------------------------------------------------------------------
     PROPERTY TOTALS                     $188,661 (cc)  $126,938   $596,849     $ 32,280       $128,758    $627,309
                                   ------------------------------------------------------------------------------------

------------------------------------------------
MARKET/BUSINESS                                       ACCUMULATED       YEAR          YEAR
PARK/PROPERTY                            TOTAL        DEPRECIATION  DEVELOPED/(2)/  ACQUIRED/(3)/
-------------------------------------------------------------------------------------------------
AIRPORT COMMERCE CENTER
 230 1629 Prime Court                  $  2,410          $     6        1997
 231 1630 Prime Court                     1,973               80        1996
 232 8249 Parkline Blvd.                  1,875              105        1996
 233 8351 Parkline Blvd.                  1,997              170        1994          1995
 234 8500 Parkline Blvd.                  4,017              347        1986          1995
 235 8501 Parkline Blvd.                  1,389              117        1991          1995
 236 8549 Parkline Blvd.                  1,380              118        1992          1995
-------------------------------------------------------------------------------------------------
     TOTAL                             $ 15,041          $   943
-------------------------------------------------------------------------------------------------

TECHNOLOGY PARK - ORLANDO
 237 100 Technology Park               $  3,001          $    57        1986          1997
-------------------------------------------------------------------------------------------------
     TOTAL                             $  3,001          $    57
-------------------------------------------------------------------------------------------------

SPARTANBURG, SOUTH CAROLINA

HILLSIDE
 238 170 Parkway West                  $  2,762          $    99        1995
 239 190 Parkway West                     2,626               56        1997
 240 285 Parkway West                     4,862              333        1994
-------------------------------------------------------------------------------------------------
          TOTAL                       $  10,250          $   488
-------------------------------------------------------------------------------------------------

JACKSONVILLE, FLORIDA

JACKSONVILLE INTERNATIONAL TRADEPORT
 241 13340 International Pkwy         $   2,784          $    17        1997          1997
-------------------------------------------------------------------------------------------------
          TOTAL                       $   2,784          $    17
-------------------------------------------------------------------------------------------------

     LAND HELD FOR FUTURE
          DEVELOPMENT                 $  22,562          $     -
                                     ------------------------------------------------------------
     PROPERTY TOTALS                  $ 756,067 (dd)(ee) $61,548
                                     ------------------------------------------------------------

                                      S-9

                                                      SCHEDULE III PAGE 10 OF 11


FOOTNOTES TO SCHEDULE III

  (1)   D = business distribution; B = bulk warehouse; S = business service; O = office; R = retail.
  (2)   The year of development means the year in which shell construction was completed.
  (3)   For properties acquired by the Company, including properties previously developed and sold by the Company, the year of acquisition means the year in which an ownership interest in the property was acquired or is expected to be acquired, unless otherwise noted.
  (a)   These properties are collectively encumbered by a mortgage of  $ 38,000.
  (b)   These properties are collectively encumbered by a mortgage of  $ 10,300.
  (c)   These properties are collectively encumbered by a mortgage of  $  6,857.
  (d)   These properties are collectively encumbered by a mortgage of  $  5,200.
  (e)   These properties are collectively encumbered by a mortgage of  $  3,365.
  (f)   These properties are collectively encumbered by a mortgage of  $  1,764.
  (g)   These properties are collectively encumbered by a mortgage of  $  1,228.
  (h)   These properties are collectively encumbered by a mortgage of  $  5,140.
  (i)   These properties are collectively encumbered by a mortgage of  $    657.
  (j)   These properties are collectively encumbered by a mortgage of  $  6,988.
  (k)   These properties are collectively encumbered by a mortgage of  $  2,153
  (l)   These properties are collectively encumbered by a mortgage of  $  2,605.
  (m)   These properties are collectively encumbered by a mortgage of  $ 12,015.
  (n)   These properties are collectively encumbered by a mortgage of  $  1,922.
  (o)   These properties are collectively encumbered by a mortgage of  $  8,710.
  (p)   These properties are collectively encumbered by a mortgage of  $  6,826.
  (q)   These properties are collectively encumbered by a mortgage of  $  2,866.
  (r)   These properties are collectively encumbered by a mortgage of  $  2,675.
  (s)   These properties are collectively encumbered by a mortgage of  $  2,890.
  (t)   These properties are collectively encumbered by a mortgage of  $  2,463.
  (u)   These properties are collectively encumbered by a mortgage of  $  6,705.
  (v)   These properties are collectively encumbered by a mortgage of  $ 15,800.
  (w)   These properties are collectively encumbered by a mortgage of  $  7,560.
  (x)   These properties are collectively encumbered by a mortgage of  $  5,718.
  (y)   These properties are collectively encumbered by a mortgage of  $  3,641.
  (z)   These properties are collectively encumbered by a mortgage of  $ 12,897.
  (aa)  These properties are collectively encumbered by a mortgage of  $  4,135.
  (bb)  These properties are collectively encumbered by a mortgage of  $  3,057.
  (cc)  Total related encumbrances include all mortgage notes payable in the accompanying financial statements, except a mortgage of
        $3,934 which is secured by the property at 1950 Vaughn Road which underlies a direct financing lease discussed in note 2 to the consolidated financial statements.
  (dd)  The aggregate cost for federal income tax purposes was approximately $642,000.
  (ee)  Excludes developments in progress of $100,433.


                                                      SCHEDULE III PAGE 11 OF 11

                               WEEKS CORPORATION
                REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997

  Depreciation of the Company's real estate assets is calculated over the following estimated useful lives on a straight-line basis:
    . Buildings -- 35 Years
    . Tenant Improvements -- life of the lease

  A summary of activity for real estate assets and accumulated depreciation for the years ended December 31, 1997, 1996 and 1995, were as follows

(in thousands):

                                      1997       1996      1995
  -----------------------------------------------------------------
  REAL ESTATE ASSETS
  Balance, beginning of period    $592,841   $319,763  $162,709
  Additions                        137,566     71,418    46,913
  Building acquisitions(a)         129,884    201,660   110,141
  Sales of property                 (2,456)        --        --
  Property retirements              (1,335)        --        --
  -----------------------------------------------------------------
  Balance, end of period          $856,500   $592,841  $319,763
  =================================================================
  ACCUMULATED DEPRECIATION
  Balance, beginning of period    $ 41,469   $ 29,889  $ 22,959
  Depreciation expense              21,586     11,580     6,930
  Sales of property                   (182)        --        --
  Property retirements              (1,325)        --        --
  -----------------------------------------------------------------
  Balance, end of period          $ 61,548   $ 41,469  $ 29,889
  =================================================================

(a) See Note 14 to the Company's consolidated financial statements, included herein on page F-22, for a summary of certain noncash consideration utilized in the Company's building acquisitions.

                                 EXHIBIT INDEX

     Exhibit No.   Description
     -------------------------------------------------------------------------
     2.1** Agreement of Merger by and between NWI Warehouse Group, LLC and Weeks Realty, L.P., dated November 1, 1996.

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

    2.14***** Beacon Centre Contribution Agreement dated January 2, 1998 by and between Armando Codina, Codina West Dade Development Corporation, Codina Family Investments, Ltd., The Benenson Capital Company, Raha Associates, Inc., Laurence Tisch, Preston Tisch, Raha Associates II, Inc., Codina West Dade Development Corporation No.5, and Weeks Realty, L.P., and Weeks Corporation.

     3.1****  Amended and Restated Articles of Incorporation of the Company

     3.2+++ Articles of Amendment of the Registrant's Restated Articles of Incorporation.

     3.3+++ Articles of Amendment of the Registrant's Restated Articles of Incorporation.

     3.4***   Third Amended and Restated Bylaws of Weeks Corporation.

     4.1*     Specimen certificate of Common Stock

      4.2++++ Specimen certificate of Preferred Stock.

     10.1**** First Amended and Restated Agreement of Limited Partnership dated
              August 24, 1994 of Weeks Realty L.P.

     10.2**** Registration Rights and Lock-Up Agreement dated August 24, 1994 among the Company and the persons named therein.

     10.3**** Incentive Stock Plan.

     10.4**** Employment Agreements between the Company and A. Ray Weeks, Jr.,
              Thomas D. Senkbeil and Forrest W. Robinson, respectively.

     10.5**** Employment Agreements between Weeks Realty, L.P. and A. Ray Weeks,
              Jr., Thomas D. Senkbeil and Forrest W. Robinson, respectively.

     10.6**** Employment Agreements between Weeks Realty Services, Inc. and A.
              Ray Weeks, Jr., Thomas D. Senkbeil and Forrest W. Robinson, respectively.

     10.7**** Employment Agreements between Weeks Construction Services, Inc.
              and A. Ray Weeks, Jr. and Forrest W. Robinson, respectively.

     10.8**** Noncompetition Agreements among the Company, Weeks Realty, L.P.,
              Weeks Realty Services, Inc., Weeks Construction Services, Inc. and each of A. Ray Weeks, Jr., Thomas D. Senkbeil and Forrest W. Robinson.

     10.9*    Form of Officers and directors Indemnification Agreement.

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

     10.11++ Park North Purchase and Sale Agreement between Copley Properties Inc., Parknorth Associates, Parknorth Associates II, Parknorth Associates III and Weeks Realty, L.P., dated March 28, 1995.

     10.12# Purchase and Sale Agreement by and among North Meadow Associates Joint Venture, ASC North Fulton Associates Joint Venture and Weeks Realty, L.P., dated July 7, 1995.

     10.13## Employment Agreement between Weeks Corporation and David P. Stockert, dated June 26, 1995.

     10.14## Noncompetition Agreement between Weeks Corporation, Weeks Realty, L.P., Weeks Realty Services, Inc. and Weeks Construction Services Inc. and David P. Stockert, dated June 26, 1995.

     10.15## Agreement of Purchase and Sale between Premprop-Northwoods 6 Partnership, Premprop-Northwoods 18-22 Partnership, and Premprop-Northwoods 23 Partnership and Weeks Realty, L.P. dated November 6, 1995. The Exhibits and Schedules to this Agreement are listed in, but not filed with, this exhibit. Such Exhibits and Schedules have been omitted for purposes of this filing, but will be furnished to the Commission supplementary upon request.

     10.16### Real Estate Purchase and Sale Agreement by and between Principal
              Mutual Life Insurance Company and Weeks Realty, L.P., dated May 28, 1996.

     10.17### Amendment to Weeks Corporation Incentive Stock Plan, dated May 21,
              1996.

     10.18** Employment Agreement by and between John W. Nelley, Jr. and Weeks Corporation, dated November 1, 1996.

     10.19** Employment Agreement by and between Albert W. Buckley, Jr. and Weeks Corporation, dated November 1, 1996.

     10.20** Noncompetition Agreement by and among NWI Warehouse Group, L.P., Weeks Corporation, Weeks Realty, L.P., Weeks Realty Services, Inc., Weeks Construction Services, Inc., Weeks GP Holdings, Inc., Weeks LP Holdings, Inc., and their respective successors, dated November 1, 1996.

     10.21** Noncompetition Agreement by and among John W. Nelley, Jr., Weeks Corporation, Weeks Realty, L.P., Weeks Realty Services, Inc., Weeks Construction Services, Inc., Weeks GP Holdings, Inc., Weeks LP Holdings, Inc., and any other entity under the common control of Weeks Corporation, and their respective successors, dated November 1, 1996.

     10.22** Noncompetition Agreement by and among Albert W. Buckley, Jr., Weeks Corporation, Weeks Realty, L.P., Weeks Realty Services, Inc., Weeks Construction Services, Inc., Weeks GP Holdings, Inc., Weeks LP Holdings, Inc., and any other entity under the common control of Weeks Corporation, and their respective successors, dated November 1, 1996.

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

     10.30 Consulting Agreement by and between Harold S. Lichtin and Weeks Corporation, dated December 30, 1997, effective October 1, 1997.

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

     10.34++ First Amendment to Credit Agreement dated September 1, 1997 by and among Wachovia Bank of Georgia, N.A., as agent bank for Wachovia Bank of Georgia, N.A., First Union National Bank of Georgia, Commerzbank A.G. and Mellon Bank, as lenders, Weeks Realty, L.P., Weeks Construction Services, Inc., Weeks Realty Services, Inc., Weeks Development Partnership and Weeks Financing Limited Partnership, as borrowers, and Weeks Corporation, Weeks GP Holdings, Inc., Weeks LP Holdings, Inc., and Week Realty, L.P., as guarantors.

     10.35+++++  Third Amendment to Second Amended and Restated Agreement of
              Limited Partnership of Weeks Realty, L.P., dated January 31, 1997.

     10.36 Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Weeks Realty, L.P., dated August 1, 1997.

     10.37++++  Fifth Amendment to Second Amended and Restated Agreement of
              Limited Partnership of Weeks Realty, L.P., dated October 7, 1997.

     10.38 Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Weeks Realty, L.P., dated October 27, 1997.

     10.39 Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership of Weeks Realty, L.P., dated December 30, 1997, but effective as of August 1, 1997.

     10.40 Settlement Agreement and Mutual Release by and among Weeks Corporation, the affiliates and related companies of Weeks Corporation identified therein, and Harold S. Lichtin, dated December 30, 1997, effective October 1, 1997.
     10.41*****   Eighth Amendment to the Second Amended and Restated Agreement
              of Limited Partnership of Weeks Realty, L.P. dated January 9,
              1998.
     10.42*****   Registration Rights Agreement dated January 9, 1998 by and among Weeks Corporation and The Benenson Capital Company, Raha Associates, Inc., Laurence Tisch and Preston Tisch.
     10.43*****   Registration Rights and Lock-Up Agreement dated January 9,
              1998 by and among Weeks Corporation and Armando Codina, Codina Family Investments, Ltd., and Codina West Dade Development Corporation.
     10.44#####   Securities Purchase Agreement among Codina Group, Inc.,
              Armando Codina, St. Joe Corporation and Weeks Realty Services, Inc., dated as of February 24, 1998.
     10.45#####   Shareholders' Agreement among Codina Group Inc., Armando
              Codina, St. Joe Corporation and Weeks Realty Services, Inc., dated as of February 24, 1998.
     11.1     Computation of earnings per share.

     21.1     List of subsidiaries of the Registrant.

     23.1 Consent of Arthur Andersen LLP regarding the Company's Form S-3, file No. 33-96534, Form S-3, file No. 333-1106, Form S-8, file No. 333-1108, Form S-8, file No. 333-18305, Form S-3, file No. 333-
              42821, and Form S-3, filed No. 333-32755.

     27.1     Financial Data Schedule for the year ended December 31, 1997.

     27.2 Financial Data Schedule for the year ended December 31, 1996, as restated for the implementation of SFAS 128.

     27.3 Financial Data Schedule for the nine months ended September 30, 1997, as restated for the implementation of SFAS 128.

     27.4 Financial Data Schedule for the nine months ended September 30, 1996, as restated for the implementation of SFAS 128.

     27.5 Financial Data Schedule for the six months ended June 30, 1996, as restated for the implementation of SFAS 128.

     * Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-80314) of the Company.
     ** Filed as an exhibit to the Company's Current Report on Form 8-K dated November 1, 1996.
     *** Filed as an exhibit to the Company's Current Report on Form 8-K dated December 31, 1996
     **** Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
     ***** Filed as an exhibit to the Company's Current Report on Form 8-K dated January 9, 1998.
     # Filed as an exhibit to the Company's Current Report on Form 8-K dated August 31, 1995.
     ## Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
     ### Filed as an exhibit to the Company's Current Report on Form 8-K dated August 9, 1996.
     #### Filed as an exhibit to the Registration Statement on Form S-8 (SEC File No. 333-18305).
     ##### Filed as an exhibit to the Company's Current Report on Form 8-K dated March 17, 1998.
     + Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996
     ++ Filed as an exhibit to the Company's Current Report on Form 8-K dated July 12, 1995.
     ++ Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.
     +++ Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42821) of the Company.
     ++++ Filed as an exhibit to the Company's Current Report on Form 8-K dated October 7, 1997.
     +++++ Filed as a exhibit to the Company's Current Report on Form 8-K dated May 7, 1997.