Form 10-Q
period 1998-03-31
WEEKS CORP
filed 1998-05-15
CIK 925558

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date (19,521,857 shares of common stock outstanding as of May 8, 1998)

INDEX                                                           PAGE
---------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
---------------------------------------------------------------------

     Item 1. Financial Statements

             Consolidated Condensed Balance Sheets
             at March 31, 1998 and December 31, 1997............. 3

             Consolidated Condensed Statements of Operations for the three months ended March 31, 1998 and 1997.. 4

             Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 1998 and 1997.. 5

             Notes to Consolidated Condensed Financial
             Statements.......................................... 6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations.......15

PART II.  OTHER INFORMATION
---------------------------------------------------------------------

     Item 2. Changes in Securities...............................29

     Item 6. Exhibits and Reports on Form 8-K....................29


SIGNATURES.......................................................30
---------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                               Weeks Corporation
                     Consolidated Condensed Balance Sheets

------------------------------------------------------------------------------------------------------------
                                                                                   March 31,   December 31,
(Unaudited; in thousands, except share data)                                         1998          1997
------------------------------------------------------------------------------------------------------------
ASSETS
Real estate assets
  Land                                                                            $  136,294       $106,196
  Buildings and improvements                                                         804,093        627,309
  Accumulated depreciation                                                           (69,077)       (61,548)
------------------------------------------------------------------------------------------------------------
     Operating real estate assets                                                    871,310        671,957
------------------------------------------------------------------------------------------------------------
  Developments in progress                                                           126,925        100,433
  Land held for future development                                                    29,945         22,562
------------------------------------------------------------------------------------------------------------
     Net real estate assets                                                        1,028,180        794,952
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                481          5,421
Receivables                                                                            9,132          7,031
Deferred costs, net                                                                   19,895         13,087
Investments in and notes receivable
  from unconsolidated service companies                                               28,262          9,257
Investments in unconsolidated real estate entities                                     2,656          2,525
Other assets                                                                          18,096         20,088
------------------------------------------------------------------------------------------------------------
     Total assets                                                                 $1,106,702       $852,361
------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Debt
  Mortgage notes payable                                                          $  268,794       $192,595
  Unsecured notes                                                                    100,000             --
  Credit facility borrowings                                                          67,945         82,920
------------------------------------------------------------------------------------------------------------
     Total debt                                                                      436,739        275,515
------------------------------------------------------------------------------------------------------------
Accounts payable and accrued expenses                                                 22,250         14,578
Other liabilities                                                                      7,372          4,876
------------------------------------------------------------------------------------------------------------
     Total liabilities                                                               466,361        294,969
------------------------------------------------------------------------------------------------------------
Minority interests in Operating Partnership                                          124,988         98,344
------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity
  Preferred Stock, at $25.00 liquidation preference; 20,000,000 shares authorized; 6,000,000, 8% series A cumulative redeemable
     shares issued and outstanding                                                   150,000        150,000
  Common Stock, $0.01 par value; 100,000,000 shares authorized;
     19,461,518 and 17,703,992 shares issued and outstanding
     at March 31, 1998 and December 31, 1997, respectively                               195            177
  Common stock warrants                                                                1,400             --
  Additional paid-in capital                                                         424,349        370,696
  Deferred compensation                                                                 (823)          (895)
  Accumulated deficit                                                                (59,768)       (60,930)
------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                      515,353        459,048
------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                   $1,106,702       $852,361
------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed balance sheets.

                               Weeks Corporation
                Consolidated Condensed Statements Of Operations

------------------------------------------------------------------------------------------------------------------------
                                                                                         Three Months     Three Months
                                                                                             Ended            Ended
(Unaudited; in thousands, except per share data)                                        March 31, 1998   March 31, 1997
------------------------------------------------------------------------------------------------------------------------
Revenues
  Rental income                                                                                $28,345          $17,400
  Tenant reimbursements                                                                          3,960            2,157
  Other                                                                                            388              342
------------------------------------------------------------------------------------------------------------------------
                                                                                                32,693           19,899
------------------------------------------------------------------------------------------------------------------------
Expenses
  Property operating, maintenance and management                                                 4,721            2,515
  Real estate taxes                                                                              2,746            1,699
  Depreciation and amortization                                                                  8,361            5,344
  Interest, including amortization of
     deferred financing costs                                                                    6,102            5,292
  General and administrative                                                                     1,280              877
------------------------------------------------------------------------------------------------------------------------
                                                                                                23,210           15,727
------------------------------------------------------------------------------------------------------------------------
Income before Equity in Earnings of Unconsolidated
  Entities and Interest Income                                                                   9,483            4,172
  Equity in earnings of unconsolidated
     service companies                                                                             488              648
  Equity in earnings of unconsolidated
     real estate entities                                                                           68               --
  Interest income                                                                                  279              238
------------------------------------------------------------------------------------------------------------------------
Income before minority interests                                                                10,318            5,058
  Minority interests                                                                            (1,940)          (1,232)
------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                       8,378            3,826
  Dividends to preferred shareholders                                                           (3,000)              --
------------------------------------------------------------------------------------------------------------------------
Net Income Available to Common Shareholders                                                    $ 5,378          $ 3,826
------------------------------------------------------------------------------------------------------------------------
Net Income per Common Share
  Basic                                                                                          $0.29            $0.27
  Diluted                                                                                        $0.29            $0.27
------------------------------------------------------------------------------------------------------------------------
Weighted Average Common Shares
  Basic                                                                                         18,276           14,073
  Diluted                                                                                       25,063           18,840
------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these condensed financial statements.

                               Weeks Corporation
                Consolidated Condensed Statements Of Cash Flows

----------------------------------------------------------------------------------------------------------
                                                                            Three Months     Three Months
                                                                                Ended            Ended
(Unaudited; in thousands)                                                  March 31, 1998   March 31, 1997
----------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                      $   8,378         $  3,826
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Minority interests                                                                1,940            1,232
  Depreciation and amortization                                                     8,361            5,344
  Amortization of deferred financing costs                                            281              226
  Amortization of deferred compensation                                                72               72
  Straight-line rent revenue                                                         (251)            (150)
  Equity in earnings of unconsolidated entities                                      (556)            (648)
Net change in:
  Receivables and other assets                                                     (1,361)          (1,126)
  Deferred costs                                                                   (1,350)          (1,654)
  Accounts payable and accrued expenses                                              (194)           1,917
  Other liabilities                                                                   618              523
----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                          15,938            9,562
----------------------------------------------------------------------------------------------------------
Investing Activities
Property acquisition, development and construction                               (107,947)         (19,565)
Real estate loans                                                                  (4,857)          (2,066)
Investments in and advances to unconsolidated entities                            (18,494)              --
Deposits                                                                             (350)            (400)
Collections of notes receivable and other                                             224              217
----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                            (131,424)         (21,814)
----------------------------------------------------------------------------------------------------------
Financing Activities
Common share offering proceeds                                                     48,600               --
Underwriting discount and offering costs                                           (1,400)              --
Proceeds from issuance of common stock warrants,
  stock option exercises and dividend reinvestment plan                             2,871              302
Unsecured note borrowings                                                         100,000               --
Line of credit proceeds (repayments), net                                         (14,975)          20,715
Payments of mortgage notes payable                                                 (4,698)          (1,167)
Deferred financing costs                                                           (6,132)             (70)
Dividends to shareholders                                                         (11,233)          (6,043)
Distributions to minority interests                                                (2,487)          (1,446)
----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                         110,546           12,291
----------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                   (4,940)              39
Cash and Cash Equivalents, beginning of period                                      5,421              260
----------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, end of period                                        $     481         $    299
----------------------------------------------------------------------------------------------------------


Supplemental disclosure of non-cash investing and financing activities:

The Company's 1998 property acquisition and development activity was net of the settlement of real estate loans of $7,898,000, the assumption of other liabilities in excess of other assets of $4,224,000, the assumption of indebtedness of $80,897,000 and the issuance of Common Units valued at $36,123,000.

The Company's 1997 property acquisition activity included the assumption of indebtedness of $4,360,000 and the issuance of Common Units valued at $14,334,000.

The accompanying notes are an integral part of these condensed financial statements.

                               WEEKS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  THE COMPANY

Weeks Corporation and its subsidiaries own, operate, develop, construct, acquire and manage industrial and suburban office buildings in the southeast United States. As used herein, the term "Company" includes Weeks Corporation and its subsidiaries, including Weeks Realty, L.P. (the "Operating Partnership"), unless the context indicates otherwise. The Company, through its subsidiaries, is the general partner of and owns a majority interest in the Operating Partnership which, including the operations of its subsidiaries, conducts substantially all of the on-going operations of the Company. The Company has elected to qualify and operate as a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company will not generally be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code relating to the composition of its income and assets, and including the requirement to distribute 95% of its taxable income to its shareholders.

As of March 31, 1998, the Company had outstanding 19,461,518 shares of common stock and owned the same number of units of common limited partnership interest in the Operating Partnership ("Common Units"), and the Company's ownership interest in the Operating Partnership was 74.5%. Common Units held by persons other than the Company totaled 6,656,799 as of March 31, 1998, and represented a 25.5% minority interest in the Operating Partnership. Common Units representing the 25.5% minority interest in the Operating Partnership are convertible by their holders into shares of common stock on a one-for-one basis, or into cash, at the Company's option. The Company's weighted average ownership interest in the Operating Partnership was 73.5% and 75.6% for the three months ended March 31, 1998 and 1997, respectively.

The Company conducts its third-party service businesses through two subsidiary companies (the "Service Companies"): Weeks Realty Services, Inc. and Weeks Construction Services, Inc. Together the Service Companies and their subsidiaries conduct third-party development, construction, landscape, property management and commercial brokerage services. The Company holds 100% of the nonvoting and 1% of the voting common stock of the Service Companies. The remaining voting common stock is held by three executive officers of the Company. The ownership of the common stock of the Service Companies entitles the Company to substantially all (99%) of the economic benefits from the results of the Service Companies' operations.

As of March 31, 1998, the Company's in-service property portfolio, including one property totaling 86,000 square feet held in a 50% owned entity, consisted of 243 industrial properties, 23 suburban office properties and 5 retail properties comprising 19,872,000 square feet. The Company's primary markets and the concentration of the Company's portfolio (based on square footage) are Atlanta, Georgia (61%), Miami, Florida (12%), Raleigh-Durham-Chapel Hill, North Carolina (11%), Nashville, Tennessee (10%), Orlando, Florida (4%), Spartanburg, South Carolina (2%) and Jacksonville, Florida (0%). In addition, 39 industrial and suburban office properties and one property expansion were under development or in lease-up and three industrial properties were under agreement to acquire as of March 31, 1998, comprising an additional 5,515,000 square feet.

2.  BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements include the consolidated condensed financial position of the Company and its subsidiaries at March 31, 1998, and December 31, 1997, and their results of operations and cash flows for the three months ended March 31, 1998 and 1997. The Service Companies and their subsidiaries are reflected in the accompanying consolidated condensed financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated condensed financial statements. Certain prior year amounts have been reclassified to conform to the 1998 presentation.

The accompanying interim unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature which are necessary to fairly state the interim financial statements. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Recent Accounting Pronouncements

In June 1997, SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" was issued prescribing new guidelines for the reporting of segment data. SFAS 131 will apply to all public, for-profit companies and will be effective for the Company beginning with the fourth quarter and year ended December 31, 1998. The Company was not subject to segment reporting under prior accounting standards, but may be required to provide certain segment disclosures under SFAS 131. The Company continues to evaluate the disclosure provisions of SFAS 131 and plans to adopt SFAS 131 in it financial statements for the year ended December 31, 1998.

In March 1998, Emerging Issues Task Force Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions," was issued prescribing that internal acquisition costs relating to the acquisition of operating real estate properties should be expensed as incurred. Effective with the first quarter of 1998, the Company implemented this new guideline, which did not have a material impact on the Company's financial position or results of operations.

3.   BORROWINGS

Unsecured Notes

On March 20, 1998, the Operating Partnership issued $100,000,000 of 6.875% unsecured notes due March 15, 2005. A portion of the proceeds from the unsecured notes totaling $4,566,000 was used to settle a treasury rate guarantee hedge arrangement which was entered into in September 1997 to effectively fix the interest rate on the unsecured note borrowing. The costs to settle the hedge were included in deferred financing costs and will be amortized over the life of the unsecured notes as interest expense, resulting in an effective interest rate of approximately 7.6%. The unsecured notes are subject to certain covenants, including those governing interest coverage and total leverage.

Credit Facility

The Operating Partnership has a $225,000,000 syndicated revolving credit facility (the "Credit Facility") with four banks. The Credit Facility is unsecured and can be used for development and construction, acquisitions and general corporate purposes. The entire Credit Facility is guaranteed by the Company and the Operating Partnership. Additionally, the Company and the Operating Partnership are required to meet certain financial and non-financial covenants including those governing the Company's maximum unsecured borrowings, total leverage, limitations on secured borrowings and a restriction on the amount of dividends and distributions to not more than 95% of "funds from operations," a REIT industry measure of operating performance, unless the additional amounts are necessary to maintain the Company's REIT status under the Code. The Credit Facility matures on December 31, 2000, and may be extended annually through December 31, 2002, subject to annual extension fees of 0.125%.

In prior periods, the Service Companies and Weeks Development were direct borrowers under the Credit Facility. In connection with the issuance of the unsecured notes discussed above, the Service Companies and Weeks Development refinanced their Credit Facility borrowings with intercompany loans from the Operating Partnership (see Note 4).

Interest under the Credit Facility accrues monthly at bank prime minus 0.25% or at LIBOR plus 1.05% at the election of the Operating Partnership. The weighted average interest rate on Credit Facility borrowings, excluding the effect of the interest rate swap agreements described below, was 6.8% at March 31, 1998. Fees on the unused portion of the Credit Facility are 0.15%.

Interest paid, net of amounts capitalized, totaled $5,037,000 and $5,150,000 for the three months ended March 31, 1998 and 1997, respectively. Interest costs capitalized totaled $2,162,000 and $939,000 for the three months ended March 31, 1998 and 1997, respectively.

The Company has in place three interest rate swap agreements with a commercial bank to effectively change the interest costs on $50,000,000 of Credit Facility borrowings from the variable rates discussed above to fixed rates. The agreements, with notional principal amounts of $10,000,000, $10,000,000 and $30,000,000, mature in July 1998, July 1999 and July 2001 with effective fixed interest rates of 7.4%, 7.6% and 7.8%, respectively.

Mortgage Notes Payable

Mortgage notes payable at March 31, 1998 and December 31, 1997, specifically listed for notes with outstanding balances in excess of $10,000,000, consist of the following (in thousands):

   ----------------------------------------------------------------------------------
                                                           March 31,  December 31,
                                                             1998         1997
   ----------------------------------------------------------------------------------
   Fixed Rate
   Three mortgage notes, principal and interest
   at 8.59%, due in 2010                                    $ 77,843      $     --
   Mortgage note, interest only at 7.13%,
   due in 1999                                                38,000        38,000
   Mortgage note, principal and interest at 9.24%,
   due in 2005                                                15,745        15,800
   Mortgage note, principal and interest at 9.625%,
   due in 2000                                                12,847        12,897
   Mortgage note, principal and interest at 8.10%,
   due in 2006                                                11,946        12,015
   Mortgage note, interest only at 7.625%,
   due in 2000                                                10,300        10,300
   Other mortgage notes (26 at March 31, 1998),
   principal and interest at 6.00% to 9.80%,
   due in 1998 to 2012                                        96,327        97,786
   Variable Rate
   Industrial revenue bonds, interest at 3.65% to 6.65%
   at March 31, 1998, due in 2004 and 2010                     5,786         5,797
   ----------------------------------------------------------------------------------
                                                            $268,794      $192,595
   ----------------------------------------------------------------------------------

At March 31, 1998, fixed rate mortgage notes payable included 34 notes with a weighted average interest rate of 8.3%. The weighted average term to maturity of fixed rate mortgage notes payable was 7.0 years at March 31, 1998. Fixed rate mortgage indebtedness increased by $76,199,000 in 1998 due to the assumptions of three mortgage notes totaling $80,897,000 in connection with the Company's building acquisitions, net of principal repayments and retirements of $4,698,000. Certain Company officers and Common Unitholders guarantee a portion of fixed rate mortgage notes.

Scheduled maturities of mortgage notes payable at March 31, 1998, are summarized as follows (in thousands):

          ------------------------------------------------
          Year                                 Amount
          ------------------------------------------------
          Remainder of 1998                   $  8,730
          1999                                  52,310
          2000                                  36,872
          2001                                  12,505
          2002                                   9,462
          2003 and thereafter                  148,915
          ------------------------------------------------
                                              $268,794
          ------------------------------------------------

4.  INVESTMENTS IN AND NOTES RECEIVABLE
    FROM UNCONSOLIDATED SERVICE COMPANIES

The Company conducts its third-party development, construction, landscape, property management and commercial brokerage businesses through the Service Companies and their subsidiaries. Additionally, the Service Companies and their subsidiaries also own land in various business parks, either directly or through ownership interests in real estate partnerships and joint ventures. The Company intends, based on market conditions, to acquire land from Service Companies and their subsidiaries for the development of future properties. As discussed in
Note 2, the Service Companies and their subsidiaries are accounted for on the equity method of accounting. Under the equity method, the Company recognizes, in its consolidated statements of operations, its economic share (99%) of the earnings or losses of the Service Companies and their subsidiaries.


The following information summarizes the financial position, results of operations and cash flows of the Service Companies and their subsidiaries on a combined basis (in thousands):

   -----------------------------------------------------------------------
                                                March 31,   December 31,
              Financial Position                   1998         1997
   -----------------------------------------------------------------------
   Assets
   Real estate assets                             $11,759        $12,403
   Investments in unconsolidated entities          12,085          2,849
   Receivables and other assets                    13,145         20,158
   -----------------------------------------------------------------------
                                                  $36,989        $35,410
   -----------------------------------------------------------------------
   Liabilities and Equity
   Borrowings from the Operating Partnership      $29,330        $10,900
   Credit facility borrowings                          --         16,620
   Other borrowings                                 2,000          2,000
   Other liabilities                                6,704          7,513
   Total equity                                    (1,045)        (1,623)
   -----------------------------------------------------------------------
                                                  $36,989        $35,410
   -----------------------------------------------------------------------

As discussed in Note 3 and effective March 17, 1998, the operations of the Service Companies and their subsidiaries are financed through line of credit borrowings from the Operating Partnership. These line of credit borrowings accrue interest at bank prime plus 1%, payable monthly, and are due on demand. Previously, these entities were financed through direct borrowings under the Credit Facility. As part of these financing arrangements, the Service Companies and their subsidiaries have agreed not to incur any additional unsecured borrowings other than through borrowings from the Operating Partnership. Borrowings from the Operating Partnership also include $10,900,000 of 12% notes due in 2004.

At March 31, 1998, the Company's investment in and notes receivable from the Service Companies and their subsidiaries totaling $28,262,000 includes notes receivable from the Service Companies and their subsidiaries of $29,330,000 and the Company's investment in the Subsidiaries of ($1,068,000).

------------------------------------------------------------------------------------
                                                     Three Months     Three Months
                                                         Ended            Ended
Results of Operations                               March 31, 1998   March 31, 1997
------------------------------------------------------------------------------------
   Revenue
   Construction and development fees                       $   652           $  536
   Landscape                                                 1,035            1,192
   Property management fees                                     55               63
   Commissions                                                 232              178
   Other                                                        24               84
------------------------------------------------------------------------------------
                                                             1,998            2,053
------------------------------------------------------------------------------------
   Costs and expenses
   Direct costs                                                804              961
   Interest expense - Company                                  391              327
   Interest expense - other                                    167               76
   General and administrative                                  817              440
   Other                                                        88              198
------------------------------------------------------------------------------------
                                                             2,267            2,002
------------------------------------------------------------------------------------
   Income (loss) before gains on sale of
      properties and equity in earnings
      of unconsolidated entities                              (269)              51
   Gain on sale of properties - third parties                  377               --
   Gain on sale of properties - Company                        142              580
   Equity in earnings of unconsolidated entities               244              279
------------------------------------------------------------------------------------
   Net income                                              $   494           $  910
------------------------------------------------------------------------------------
   Net income attributable
      to Company                                           $   489           $  901
   Interest expense - Company                                  391              327
   Elimination of intercompany profits - Company              (392)            (580)
------------------------------------------------------------------------------------
   Equity in earnings of Service Companies                 $   488           $  648
------------------------------------------------------------------------------------
   Distributions and interest paid
      to Company                                           $    --           $   --
------------------------------------------------------------------------------------
                                                     Three Months     Three Months
                                                        Ended            Ended
   Cash Flows                                       March 31, 1998   March 31, 1997
------------------------------------------------------------------------------------
   Operating activities                                    $ 2,105           $ (866)
   Investing activities                                     (8,749)             870
   Financing activities                                      1,810               93
------------------------------------------------------------------------------------


In connection with the Company's January 1998 acquisition of a real estate portfolio in Miami, Florida (see Note 7), the Service Companies acquired a one-third interest in Codina Group, Inc. ("Codina"), a Miami-based real estate services company, for aggregate consideration of approximately $9,600,000.

5.  SHAREHOLDERS' EQUITY

In the first quarter of 1998, the Company completed two common stock offerings consisting of 1,072,797 and 468,750 shares and received net proceeds of approximately $33,100,000 and $14,100,000, respectively. The proceeds were used to reduce the Company's outstanding Credit Facility borrowings.

In February 1998, the Company sold 350,000 common stock warrants to certain executive officers and employees of Codina for an aggregate price of $1,400,000. The common stock warrants entitle their holders to purchase 350,000 shares of Company common stock at a price of $32.75 per share through February 2008.

The Company declared and paid quarterly common stock dividends relating to the fourth quarter of 1997 of $8,233,000 or $0.465 per common share during the three months ended March 31, 1998. Additionally, the minority Common Unitholders in the Operating Partnership received cash distributions totaling $2,487,000 or $0.465 per Common Unit during the three months ended March 31, 1998. The Company also declared and paid a quarterly Series A preferred stock dividend of $3,000,000 or $0.50 per share during the three months ended March 31, 1998. In April 1998, the Company declared and paid quarterly common stock dividends and made distributions to minority Unitholders relating to the first quarter of 1998 of $9,050,000 or $0.465 per common share and $3,025,000 or $0.465 per Common Unit, respectively. Additionally, in April 1998, the Company declared and paid a quarterly Series A preferred stock dividend of $3,000,000 or $0.50 per share.

6.  NET INCOME PER COMMON SHARE

The Company adopted the provisions of SFAS 128 for the year ended December 31, 1997. For the three months ended March 31, 1998 and 1997, reconciliations of income available to common shareholders and weighted average common shares used in the Company's basic and diluted net income per common share computations are detailed below (in thousands, except per share data):

------------------------------------------------------------------------------
                                               Three Months    Three Months
                                                  Ended           Ended
                                              March 31, 1998  March 31, 1997
------------------------------------------------------------------------------
Computation of Net Income per Common Share
Net income available to common
 shareholders - basic                                $ 5,378         $ 3,826
Minority interests in earnings of
 the Operating Partnership                             1,940           1,232
------------------------------------------------------------------------------
Net income available to common
 shareholders - diluted                                7,318           5,058
------------------------------------------------------------------------------
Weighted average common shares - basic                18,276          14,073
Dilutive securities -
 Common Units of limited partnership interest in
  the Operating Partnership                            6,592           4,532
 Stock options                                           195             235
------------------------------------------------------------------------------
Weighted average common shares - diluted              25,063          18,840
------------------------------------------------------------------------------
Net Income per Common Share
 Basic                                               $  0.29         $  0.27
 Diluted                                                0.29            0.27
------------------------------------------------------------------------------

Basic net income per common share for the periods presented was computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share was computed assuming that Common Units were converted into common stock on the later of the beginning of the period presented or upon their issuance and based on the dilutive effect of stock options outstanding. Outstanding common stock warrants were not dilutive in the three months ended March 31, 1998.

Previously reported net income per common share under prior accounting standards was equal to basic net income per common share under SFAS 128.

7.  ACQUISITIONS

On January 9, 1998, the Company acquired a 2,477,000 square foot, 24-building portfolio and approximately five acres of land subject to ground leases in Miami, Florida. Aggregate acquisition consideration of approximately $175,200,000, including closing costs and acquisition expenses, consisted of the issuance of $28,310,000 of Common Units, the assumption of $78,033,000 of mortgage indebtedness (see Note 3), the assumption of certain other liabilities in excess of certain other assets of approximately $4,224,000, and cash of approximately $64,633,000 funded through Credit Facility borrowings. In connection with the acquisition, the Company has also agreed, subject to customary closing conditions and the completion of due diligence procedures, to acquire a 90,000 square foot building under development for approximately $5,100,000 and approximately nine acres of adjacent, undeveloped land for approximately $4,000,000.

Additionally, in the first quarter of 1998, the Company acquired two industrial buildings under development totaling approximately 102,800 square feet for
approximately $4,400,000.   The aggregate acquisition consideration was
comprised of the issuance of $1,514,000 of Common Units and $2,886,000 of cash, used to fund the assumption and repayment of indebtedness, closing costs and acquisition expenses, funded through Credit Facility borrowings.

In April 1998, the Company contracted to acquire nine industrial buildings, totaling approximately 1,923,000 square feet, and 67.9 acres of undeveloped land located in Dallas/Ft. Worth, Texas. The aggregate acquisition consideration of approximately $88,500,000 will be paid in cash, funded through Credit Facility borrowings. The acquisition is expected to close in two phases, the first in June 1998 and the second in September 1998, and is subject to customary closing conditions and the completion of due diligence procedures.

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the accompanying consolidated condensed financial statements and notes thereto, included elsewhere herein. In addition to historical information, management's discussion and analysis and other statements issued or made from time to time by the Company or its representatives contain statements which may constitute "Forward-looking Statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, each as amended by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections 77z-2 and 78u-5 (Supp. 1996). Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. Any such Forward-looking Statements are not guarantees of future performance and the Company's actual results could differ materially from those set forth in such Forward-looking Statements. Factors currently known to management that could cause actual results to differ materially from those set forth in such Forward-looking Statements include general economic conditions, local real estate conditions, timely re-leasing of occupied square footage upon expiration, interest rates, availability of equity and debt financing, current construction schedules, the status of lease negotiations with potential tenants, the satisfactory completion of due diligence procedures and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K. The Company undertakes no obligation to update or revise Forward-looking Statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

Results of Operations
Operating information relating to the Company's properties for the three months ended March 31, 1998 and 1997, is summarized below (in thousands):

----------------------------------------------------------------------------
                                     Three Months    Three Months
                                        Ended           Ended          %
                                    March 31, 1998  March 31, 1997  Change
----------------------------------------------------------------------------
Rental revenues                         $28,345         $17,400    62.9%
Tenant reimbursements                     3,960           2,157    83.6%
----------------------------------------------------------------------------
Property operating revenues              32,305          19,557    65.2%
----------------------------------------------------------------------------
Operating, maintenance and
 management expenses                      4,721           2,515    87.7%
Real estate taxes                         2,746           1,699    61.6%
Depreciation and amortization             8,361           5,344    56.5%
----------------------------------------------------------------------------
Property operating expenses              15,828           9,558    65.6%
----------------------------------------------------------------------------
Property operating revenues less
 property operating expenses            $16,477         $ 9,999    64.8%
----------------------------------------------------------------------------

Period to period comparisons of property operating revenues and expenses for 1998 and 1997 are discussed herein using the categories "core properties," "development properties" and "acquisition properties." Core properties are defined as properties which were stabilized and operating as of January 1, 1997. The Company defines a property as stabilized upon the earlier of substantial lease-up or one year from building shell completion. Development properties reflect properties completed and stabilized, and acquisition properties are properties acquired, subsequent to January 1, 1997.

For the comparable three months ended March 31, 1998 and 1997, operating results of the core properties, representing 191 properties totaling approximately 13,474,000 square feet, are summarized below (in thousands):

------------------------------------------------------------------------------
                                     Three Months     Three Months
                                         Ended            Ended          %
                                    March 31, 1998   March 31, 1997   Change
------------------------------------------------------------------------------
Rental revenues                          $17,791          $17,251      3.1%
Tenant reimbursements                      2,222            2,132      4.2%
------------------------------------------------------------------------------
Property operating revenues               20,013           19,383      3.3%
------------------------------------------------------------------------------
Operating, maintenance and
 management expenses                       2,596            2,456      5.7%
Real estate taxes                          1,686            1,650      2.2%
Depreciation and amortization              5,472            5,275      3.7%
------------------------------------------------------------------------------
Property operating expenses                9,754            9,381      4.0%
------------------------------------------------------------------------------
Property operating revenues less
 property operating expenses             $10,259           10,002      2.6%
------------------------------------------------------------------------------
Average occupancy                           95.2%            96.1%
------------------------------------------------------------------------------

Comparison of Operating Results for Three Months Ended March 31, 1998, to the Three Months Ended March 31, 1997

Property operating revenues (rental revenue plus tenant reimbursements) increased $12,748,000 or 65.2% between periods. Of this increase, $8,531,000, $3,587,000 and $630,000 were attributable to acquisition, development and core properties, respectively. The increases relating to acquisition and development properties were due to the acquisition of 62 properties (37 in 1997 and 25 in 1998) totaling approximately 4,662,000 square feet and the stabilization of 17 development properties (14 in 1997 and 3 in 1998) and two property expansions (both in 1997) totaling approximately 1,650,000 square feet. Property operating expenses increased $6,270,000 or 65.6% between periods due primarily to the growth in the property portfolio resulting from the acquisition and development properties discussed above.

Property operating revenues from core properties increased 3.3% despite the impact of lost property operating revenues of approximately $73,000 from the sale of a 96,000 square foot building in April 1997 and a decrease in overall average occupancy. Adjusted for the building sale discussed above, property operating revenues from core properties increased approximately 3.6%. This increase was due to both rental rate and reimbursement increases between periods. Property operating expenses increased 4.0% due primarily to increased utilities and maintenance expenses in 1998. Property operating revenues less property operating expenses from core properties increased 3.3%, exclusive of depreciation and amortization expense and after adjusting for the building sale discussed above.

Interest expense increased by $810,000 or 15.3% from $5,292,000 for the three months ended March 31, 1997, to $6,102,000 for the three months ended March 31, 1998, due primarily to increased mortgage interest of $1,424,000 related to mortgage debt assumed in connection with certain of the Company's 1997 and 1998 property acquisitions, offset by reduced interest expense on unsecured Credit Facility and note borrowings due primarily to lower average borrowings in 1998 compared to 1997.

Company general and administrative expenses increased by $403,000 or 46.0% from $877,000 for the three months ended March 31, 1997, to $1,280,000 for the three months ended March 31, 1998, due primarily to increased personnel and related costs associated with the Company's southeast expansion. As a percentage of total revenue, general and administrative expenses decreased from 4.4% in the first quarter of 1997 to 3.9% in the first quarter of 1998.

Interest income increased $41,000 or 17.2% from $238,000 for the three months ended March 31, 1997 to $279,000 for the three months ended March 31, 1998, due primarily to increased real estate loan balances between periods.

Equity in earnings of unconsolidated service companies represents the Company's 99% economic interest in the earnings of the Service Companies and their subsidiaries after the elimination of interest expense and intercompany profits to the Company (see Note 4 to the consolidated condensed financial statements). Equity in earnings of the Service Companies and their subsidiaries decreased by $160,000 or 24.7% from $648,000 for the three months ended March 31, 1997 to $488,000 for the three months ended March 31, 1998 due to lower net profits from the Company's third-party service businesses which were offset somewhat by increased profits from land sales in 1998. Equity in earnings of unconsolidated real estate entities of $68,000 in 1998 represents the Company's 50% share of earnings from a single building equity investment.

Liquidity and Capital Resources

The Company continues to generate increasing cash flows from operations. Cash provided by operating activities increased from $9,562,000 for the three months ended March 31, 1997, to $15,938,000 for the three months ended March 31, 1998, due primarily to the growth in the Company's operating income resulting from 17 development properties (14 in 1997 and 3 in 1998) and two property expansions (both in 1997) stabilized and from 62 buildings acquired (37 in 1997 and 25 in 1998).

The Company's net cash flow from operations is currently sufficient to meet the Company's current operational needs and to satisfy the Company's current quarterly dividends on both its common and preferred stock. Management believes that operating cash flows will continue to be adequate to fund these requirements in 1998. The Company operates as and intends to maintain its qualification as a REIT under the Code. As a REIT, the Company will generally not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 95% of its taxable income to its shareholders.

In the first quarter of 1998, the Company invested $107,947,000 of cash in property acquisition, development and construction activities. This compares to $19,565,000 for the same three month period in 1997. This increased cash investment activity primarily reflects increased cash component of the Company's building acquisition activity of approximately $64,600,000 with the remaining increase due to increased development and land acquisition activity.

Financing for the Company's property investment activities primarily consisted of $94,141,000 of net proceeds from unsecured note borrowings and of $47,200,000 from common equity offerings in the first quarter of 1998, offset somewhat by reduced Credit Facility borrowings, compared primarily to Credit Facility borrowing increases in 1997. The debt and equity components of the Company's ongoing financing strategy may differ based upon market conditions.

In addition to its operating cash flow, the Company has a $225,000,000 unsecured revolving Credit Facility with a syndicated bank group (see Note 3 to the consolidated condensed financial statements), which may be used, among other things, to meet its operational obligations and annual REIT dividend requirements. The Company currently intends to finance its development, construction and acquisition activities primarily through borrowings under the Credit Facility, and to periodically refinance Credit Facility borrowings with longer term debt or equity. As of March 31, 1998, the Company had available capacity under the Credit Facility of approximately $157,055,000.

The Company believes it has adequate liquidity, borrowing capacity and sources of capital, including available capacity under its existing Credit Facility and capacity of approximately $750,000,000 under a recently filed universal shelf registration statement, to meet its current operational requirements, to fund annual principal repayments under existing mortgage notes payable, and to fund its current development and acquisition activity. It is management's expectation that the Company will continue to have access to the additional capital resources necessary to further expand and develop its business and to refinance mortgage notes payable as they mature. These resources include the expansion of the available borrowing capacity under the Credit Facility and other forms of debt and equity financing, in both public and private markets. The Company has unsecured investment grade corporate debt ratings which may assist it in accessing the corporate debt market in future periods. Future development and acquisition activities will be undertaken by the Company only as suitable opportunities arise. Such activities are not expected to be undertaken unless adequate sources of financing are available and a satisfactory budget with an appropriate return on investment has been internally approved. The Company maintains staffing levels sufficient to meet its existing construction and leasing activities and capitalizes a portion of the costs relating to these activities to development projects and leasing transactions, respectively. If market conditions warrant, the Company may adjust staffing levels to avoid a negative impact on the Company's results of operations.

Total consolidated debt amounted to $436,739,000 at March 31, 1998, including borrowings under the Credit Facility of $67,945,000, mortgage notes payable of $268,794,000 and unsecured notes of $100,000,000. Of the $268,794,000 of mortgage indebtedness, $263,008,000 is fixed rate and $5,786,000 is variable rate. The weighted average interest rate on the Company's fixed rate mortgage debt was 8.3% and on its variable rate mortgage debt was 4.0% at March 31, 1998. The weighted average interest rate under the Credit Facility at March 31, 1998, (excluding the effect of the interest rate swap agreements described below) was 6.8%. The weighted average effective interest rate on the Company's fixed rate unsecured notes was 7.6% at March 31, 1998 (see Note 3). The Company has in place interest rate swap agreements to fix the Company's interest costs on
$50,000,000 of the Company's Credit Facility borrowings.   The weighted average
effective interest rate under the fixed swap arrangements is approximately 7.7%. If interest rates under the Credit Facility, in excess of the $50,000,000 discussed herein, and under the Company's variable rate mortgage debt, fluctuated by 1%, interest costs to the Company, before capitalization of interest, if any, based on outstanding borrowings at March 31, 1998, would increase or decrease by approximately $250,000 on an annualized basis.

Based on the outstanding balance of mortgage notes payable at March 31, 1998, the weighted average interest rates on the mortgage notes with a final maturity in each of the next five years were 8.8% in 1998, 7.4% in 1999, 8.7% in 2000, 7.4% in 2001 and 8.2% in 2002.

At March 31, 1998, the Company's mortgage debt on its consolidated properties was $268,794,000. Including Credit Facility borrowings of $67,945,000, unsecured note borrowings of $100,000,000 and $2,000,000 of other notes payable of unconsolidated entities, the total debt obligations of the Company and its unconsolidated entities were $438,739,000 or 30% of total market capitalization (assuming the exchange of all Common Units for shares of common stock). At March 31, 1998 (based on the closing price of the common stock of $32.6875 on March 31, 1998, and assuming the exchange of all Common Units for shares of common stock), there would be 26,118,317 shares of common stock outstanding with a total market value of $853,742,000, 6,000,000 shares of preferred stock outstanding with a total market value of $150,000,000 (based on the closing stock price of $25.00 on March 31, 1998) and the 350,000 common stock warrants outstanding with an estimated market value of $1,400,000, resulting in a total equity value of $1,005,142,000.

Current Development and Acquisition Activity

At March 31, 1998, the Company had committed development and acquisitions totaling approximately $288,018,000, representing 42 buildings and one property expansion totaling 5,515,000 square feet. Including new acquisition and development activity, net of closed acquisitions and the stabilization of development properties, between April 1, 1998 and May 12, 1998, the Company had, at May 12, 1998, committed development and acquisitions totaling approximately $425,321,000, representing 63 buildings and one property expansion totaling
8,356,000 square feet.   Properties under agreement to acquire  as of May 12,
1998, consisted of 14 buildings, totaling 2,390,000 square feet, with a total expected cost of approximately $107,795,000. Development properties as of May 12, 1998, consisted of 49 buildings and one property expansion, totaling 5,966,000 square feet, with a total expected cost of approximately $317,526,000.

It is expected that such development and acquisition properties will stabilize or be acquired as detailed below:

-------------------------------------------------------------------
                                            Square     Estimated
 Year                        Buildings        Feet       Cost(a)
-------------------------------------------------------------------
1998                             27        4,231,000  $198,076,000
1999                             34        3,926,000   212,902,000
2000                              2          199,000    14,343,000
-------------------------------------------------------------------
                                 63        8,356,000  $425,321,000
-------------------------------------------------------------------
(a) For development properties, represents the entire estimated cost of the property at the estimated stabilization date.


In addition, the Company has committed, subject to closing conditions and the completion of due diligence procedures, to acquire development land totaling $19,077,000 over various periods ranging up to five years.

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

The information provided above includes Forward-looking Information about expected property acquisitions or stabilizations that is based on current construction schedules, the status of lease negotiations with potential tenants, the successful completion of due diligence procedures and other relevant factors currently available to the Company. There can be no assurance that any of these factors will not change or that any change will not affect the accuracy of such Forward-looking Information.

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

Accordingly, the Company expects that funds from operations will be one of the factors considered by its Board of Directors in determining the amount of cash dividends the Company will pay to its shareholders. The Company computes funds from operations under the current NAREIT definition by subtracting from net income the dividends to preferred shareholders before making an adjustment for the non-cash items described above. Funds from operations does not represent cash flow from operating, investing and financing activities as defined by GAAP, which are discussed under "Liquidity and Capital Resources" in this section. Additionally, funds from operations does not measure whether cash flow is sufficient to fund all cash flow needs, including principal amortization, capital expenditures and dividends to shareholders, and should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance or as an alternative to cash flow, as defined by GAAP, as a measure of liquidity. Funds from operations presented herein is not necessarily comparable to funds from operations presented by other real estate companies due to the fact that not all real estate companies calculate funds from operations in the same manner. However, the Company's funds from operations is comparable to the funds from operations of real estate companies that use the current NAREIT definition.

The Company's calculation of funds from operations follows the guidelines issued by NAREIT, including the recognition of rental income on the "straight-line" basis consistent with its treatment in the Company's statement of operations under GAAP. The "straight-line" rental adjustment increased rental revenues by $251,000 and $150,000 for the three months ended March 31, 1998 and 1997, respectively. In accordance with the NAREIT guidelines, the Company excludes gains or losses on sales of operating (previously depreciated) real estate assets in calculating funds from operations, but includes gains or losses on sales of undepreciated assets (land) that are of a recurring nature. Pre-tax gains on land sales are included in funds from operations in the amount of $419,000 and $290,000 for the three months ended March 31, 1998 and 1997, respectively.

For the three months ended March 31, 1998, funds from operations increased by $3,658,000 or 46.4% to $11,534,000 compared to funds from operations of $7,876,000 for the three months ended March 31, 1997. Funds from operations for the three months ended March 31, 1998 and 1997 are detailed below (in thousands):

---------------------------------------------------------------------------------------------
                                                             Three Months     Three Months
                                                                Ended             Ended
                                                           March 31,  1998   March 31, 1997
---------------------------------------------------------------------------------------------
Net income available to common shareholders                        $ 5,378          $ 3,826
Minority interests                                                   1,940            1,232
Depreciation and amortization                                        8,361            5,344
Depreciation and amortization - unconsolidated entities                 15               10
---------------------------------------------------------------------------------------------
Funds from operations available to common shareholders
 (Common Units fully converted)                                     15,694           10,412
Percentage attributable to common shareholders(1)                    73.49%           75.64%
---------------------------------------------------------------------------------------------
Funds from operations attributable to
 the common shareholders                                           $11,534          $ 7,876
---------------------------------------------------------------------------------------------
Weighted average common shares
  Basic                                                             18,276           14,073
  Diluted(2)                                                        25,063           18,840
---------------------------------------------------------------------------------------------

(1) Represents the Company's weighted average ownership percentage of the Operating Partnership for the period.
(2) Represents the weighted average shares of common stock outstanding plus the weighted average Common Units of limited partnership interest in the Operating Partnership outstanding (Common Units are convertible into common stock on a one-for-one basis) and the dilutive effect of outstanding stock options. Weighted average Common Units outstanding totaled 6,592,000 and 4,532,000 for the three months ended March 31, 1998 and 1997, respectively. Common stock equivalents related to outstanding stock options totaled 195,000 and 235,000 for the three months ended March 31, 1998 and 1997, respecively. Outstanding common stock warrants were not dilutive for the three months ended March 31, 1998.

Supplemental Information on Capital Expenditures and Leasing Costs
The following table details the Company's capital expenditures and leasing costs for the three months ended March 31, 1998 and 1997 (in thousands):

---------------------------------------------------------------------------------------
                                                    Three Months    Three Months
                                                       Ended           Ended
                                                   March 31, 1998  March 31, 1997
---------------------------------------------------------------------------------------
Building acquisitions(1)(2)                              $179,581         $17,698
Development and land acquisition activity(3)(4)            60,380          20,591
Non-revenue-producing building
 improvements                                                 378              96
Tenant improvement and leasing costs
 on second-generation leases(5)                             1,827             933
---------------------------------------------------------------------------------------
                                                         $242,166         $39,318
---------------------------------------------------------------------------------------

(1) Building acquisitions in 1998 included two buildings acquired while still under development. One of these buildings was stabilized at March 31, 1998.
(2) Reflects aggregate acquisition costs including the assumption of indebtedness of $80,897,000, the issuance of $29,824,000 of Common Units and other assumed liabilities, net of other assets, of $4,224,000 in the three months ended March 31, 1998 and the assumption of indebtedness of $3,750,000 and the issuance of $13,946,000 of Common Units in the three months ended March 31, 1997.
(3) Includes first-generation leasing costs on stabilized development properties totaling $543,000 and $1,097,000 in the three months ended March 31, 1998 and 1997, respectively.
(4) Reflects aggregate development and leasing costs net of the settlement of real estate loans of $7,898,000, the issuance of $6,299,000 of Common Units and exclusive of the increase in construction payables of $3,727,000 in the three months ended March 31, 1998 and the assumption of indebtedness of $610,000, the issuance of Common Units of $388,000 and exclusive of the decrease in construction payables of $595,000 in the three months ended March 31, 1997.
(5) Includes second-generation leasing costs totaling $807,000 and $557,000 in the three months ended March 31, 1998 and 1997, respectively.

The following table summarizes by period the Company's capitalized tenant improvement and leasing costs incurred in the renewal or re-leasing of previously occupied space for the three months ended March 31, 1998, and the year ended December 31, 1997, respectively. The information detailed below is presented based on the date the tenants occupy the leased space.

Capitalized Tenant Improvements and Leasing Costs
-----------------------------------------------------------------------------------------------
                                                                   Three Months       Year
                                                                      Ended           Ended
(In thousands, except per square foot information)                 March 31, 1998  Dec. 31, 1997
-----------------------------------------------------------------------------------------------
Industrial Properties
 Re-leasing
   Square feet re-leased                                                 470          1,073
   Capitalized tenant improvements and leasing commissions            $1,246         $2,276
   Capitalized tenant improvements and leasing commissions
    per square foot                                                   $ 2.65         $ 2.12
 Renewal
   Square feet renewed                                                   422          2,358
   Capitalized tenant improvements and leasing commissions            $  304         $1,392
   Capitalized tenant improvements and leasing commissions
    per square foot                                                   $ 0.72         $ 0.59
 Total
   Square feet                                                           892          3,431
   Capitalized tenant improvements and leasing commissions            $1,550         $3,668
   Capitalized tenant improvements and leasing commissions
    per square foot                                                   $ 1.74         $ 1.07
-----------------------------------------------------------------------------------------------
Suburban Office Properties
 Re-leasing
   Square feet re-leased                                                  29             69
   Capitalized tenant improvements and leasing commissions            $   64         $  493
   Capitalized tenant improvements and leasing commissions
    per square foot                                                   $ 2.19         $ 7.11
 Renewal
   Square feet renewed                                                    51            134
   Capitalized tenant improvements and leasing commissions            $    4         $  267
   Capitalized tenant improvements and leasing commissions
    per square foot                                                   $ 0.09         $ 1.99
 Total
   Square feet                                                            80            203
   Capitalized tenant improvements and leasing commissions            $   68         $  760
   Capitalized tenant improvements and leasing commissions
    per square foot                                                   $ 0.86         $ 3.74
-----------------------------------------------------------------------------------------------

Supplemental Disclosure of Tenant and Lease Expiration Information

Tenants
As of March 31, 1998, the Company's properties were leased to 867 tenants including local, regional, national and international companies. The Company's 30 largest tenants (measured by annualized base rent for leases in place in stabilized properties and in properties under development or in lease-up where tenants were paying rent at March 31, 1998) occupy a total of approximately 4,685,000 square feet and represent 24.8% of the annualized base rent as shown in the table below.

30 Largest Tenants Measured By Annualized Base Rent
-----------------------------------------------------------------------------------------------------
                                                                                % of Total
                                            Square     Number     Annualized    Annualized
Rank                Tenant                   Feet     of Leases  Base Rent(1)  Base Rent(1)   State
-----------------------------------------------------------------------------------------------------
   1  Northern Telecom, Inc.(2)              416,271          9  $ 3,085,968           2.5%   NC,TN
   2  Scientific Atlanta, Inc.               600,413         11    2,693,337           2.2%     GA
   3  IKON Office Solutions, Inc.            170,000          3    1,422,900           1.2%     GA
   4  GTE Mobilnet Service Corporation       126,124          3    1,351,146           1.1%   GA,NC
   5  360 Communications                     114,476          7    1,284,996           1.1%     NC
   6  Radian International LLC                90,159          2    1,173,802           1.0%     NC
   7  Tech Data Corporation                  138,996          1    1,009,111           0.8%     FL
   8  Square D Company                       102,262          2      992,016           0.8%   TN,FL
   9  Honeywell, Inc.                         70,016          3      963,953           0.8%     GA
  10  PPD Pharmaco, Inc.                      89,130          5      934,271           0.8%     NC
  11  DeVry Inc.                              64,981          1      928,269           0.8%     GA
  12  The Athlete's Foot Group, Inc.         162,651          1      897,155           0.7%     GA
  13  Ingram-Micro, Inc.                     193,973          4      887,002           0.7%   GA,FL
  14  Fisher Scientific Company              223,219          1      875,019           0.7%     GA
  15  Merisel, Inc.                          142,487          2      858,973           0.7%     FL
  16  Tridom Corporation                     117,403          4      831,892           0.7%     GA
  17  National Data Corporation               50,283          4      786,777           0.6%     GA
  18  Data General Corporation                86,000          1      775,720           0.6%     GA
  19  Saab Cars U.S.A., Inc.                  63,625          3      749,509           0.6%     GA
  20  Reckitt & Colman, Inc.                 313,900          2      733,120           0.6%     GA
  21  AT&T Corp.                              62,271          4      721,880           0.6%  GA,TN,NC
  22  Quadram Corp./Intelligent Systems      137,100          1      719,775           0.6%     GA
  23  Best Buy Stores, L.P.                  222,643          1      703,552           0.6%     GA
  24  United Healthcare Services, Inc.        72,991          2      699,856           0.6%   GA,SC
  25  Ahlstrom Recovery, Inc.                 62,893          2      681,698           0.6%     GA
  26  Sally Foster, Inc.                     197,200          2      673,237           0.6%     SC
  27  Eastman Kodak Company                   31,517          1      669,736           0.6%     FL
  28  Vanstar Corporation                     86,880          4      668,124           0.6%     GA
  29  Yokohama Tire Corporation              252,092          1      665,383           0.5%     GA
  30  Auto-Lok, Inc.                         222,900          2      658,877           0.5%     GA
-----------------------------------------------------------------------------------------------------
                                           4,684,856         89  $30,097,054          24.8%
-----------------------------------------------------------------------------------------------------

(1) Annualized cash base rent net of rental concessions, if any, based on leases in place for stabilized properties and in properties under development or in lease-up where tenants were paying rent as of March 31, 1998.

(2) Leases with Northern Telecom totaling 370,824 square feet expire on June 30, 2005, but are subject to an early-termination right that permits Northern Telecom to terminate any of the leases on June 30, 2000, by delivering an early termination notice to the Operating Partnership on or before June 30, 1999. In the event it exercises its early-termination option, Northern Telecom will be obligated to make certain termination payments to the Operating Partnership.

Lease Expirations

The following tables show scheduled lease expirations for the Company's total property portfolio, for its industrial property portfolio and for its suburban office portfolio, respectively, based on leases under which tenants were paying rent in both stabilized and pre-stabilized properties as of March 31, 1998, assuming no exercise of renewal options or termination rights, if any:

-----------------------------------------------------------------------------------------------------
                                           Square                      Annualized     % of Total
               Year of                      Feet        % of Total    Base Rent(1)    Annualized
             Expiration                (In thousands)  Square Feet   (In thousands)  Base Rent(1)
-----------------------------------------------------------------------------------------------------
Total Portfolio
                1998                           3,251          16.4%       $ 17,835          14.1%
                1999                           2,170          10.9%         13,692          10.8%
                2000                           3,376          17.0%         20,527          16.2%
                2001                           2,026          10.2%         12,680          10.0%
                2002                           2,677          13.5%         22,002          17.4%
                2003                           1,278           6.4%         11,326           9.0%
                2004                           1,218           6.1%          7,714           6.1%
                2005                             997           5.0%          3,489           2.8%
                2006                             668           3.4%          3,616           2.9%
                2007                           1,157           5.8%          7,454           5.9%
                2008                             267           1.3%          1,061           0.8%
                2009                              20           0.1%            157           0.1%
                2010                              65           0.3%             90           0.1%
                2011                             350           1.8%          1,784           1.4%
           2012 and later                        303           1.8%          3,112           2.4%
-----------------------------------------------------------------------------------------------------
                                            19,823(2)        100.0%       $126,539         100.0%
-----------------------------------------------------------------------------------------------------
Industrial Properties
                1998                           3,054          17.0%       $ 15,051          14.9%
                1999                           2,023          11.3%         12,014          11.9%
                2000                           3,172          17.7%         17,671          17.5%
                2010                           1,914          10.7%         11,094          11.0%
                2002                           2,280          12.7%         15,204          15.1%
                2003                           1,038           5.8%          7,483           7.4%
                2004                           1,106           6.2%          5,839           5.8%
                2005                             966           5.4%          3,029           3.0%
                2006                             647           3.6%          3,247           3.2%
                2007                           1,101           6.1%          6,864           6.8%
                2008                             260           1.4%          1,061           1.1%
                2009                              20           0.1%            157           0.2%
                2010                               0           0.0%              0           0.0%
                2011                             294           1.6%          1,704           1.7%
           2012 and later                         87           0.4%            579           0.4%
-----------------------------------------------------------------------------------------------------
                                              17,962         100.0%       $100,997         100.0%
-----------------------------------------------------------------------------------------------------
                                                        (Table continued on following page)

-----------------------------------------------------------------------------------------------------
                                        Square                      Annualized     % of Total
             Year of                     Feet        % of Total    Base Rent(1)    Annualized
            Expiration              (In thousands)  Square Feet   (In thousands)  Base Rent(1)
-----------------------------------------------------------------------------------------------------
Surburban
Office Properties
               1998                        182          12.7%        $ 2,550          11.5%
               1999                         99           6.9%          1,256           5.7%
               2000                        152          10.6%          2,298          10.3%
               2001                        108           7.5%          1,531           6.9%
               2002                        395          27.5%          6,739          30.3%
               2003                        233          16.2%          3,696          16.6%
               2004                        104           7.3%          1,700           7.7%
               2005                         26           1.8%            382           1.7%
               2006                         17           1.2%            309           1.4%
               2007                         56           3.9%            590           2.7%
               2008                          0           0.0%              0           0.0%
               2009                          0           0.0%              0           0.0%
               2010                          0           0.0%              0           0.0%
               2011                          0           0.0%              0           0.0%
          2012 and later                    66           4.4%          1,166           5.2%
-----------------------------------------------------------------------------------------------------
                                         1,438         100.0%        $22,217         100.0%
-----------------------------------------------------------------------------------------------------

(1) Annualized base rent represents the annualized monthly base rental at the time of lease expiration.
(2) The total square footage as of March 31, 1998, is comprised of approximately 19,084,317 square feet of leases in in-service properties, and approximately 738,385 square feet of leases in properties under development or in lease-up where tenants are paying rent as of March 31, 1998.

Recent Accounting Pronouncements

In June 1997, SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" was issued prescribing new guidelines for the reporting of segment data. SFAS 131 will apply to all public, for-profit companies and will be effective for the Company beginning with the fourth quarter and year ended December 31, 1998. The Company is reporting under prior accounting standards, but may be required to provide certain segment disclosures under SFAS 131. The Company continues to evaluate the disclosure provisions of SFAS 131 and plans to adopt SFAS 131 in it financial statements for the year ended December 31, 1998.

In March 1998, Emerging Issues Task Force Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisition," was issued prescribing that internal acquisition costs relating to the acquisition of operating real estate properties should be expenses as incurred. Previously, the Company capitalized such costs to its acquisition properties. The implementation of this new guidance will not have a material impact on the Company's financial statements.

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

Other Matters

The Company continues to assess the potential impact of the year 2000 on the processing of date-sensitive information by the Company's hardware and software information systems. The year 2000 issue is the result of many computer programs recognizing a date ending with "00" as the year 1900 rather than the year 2000, causing potential system failures or miscalculations which could result in disruptions of normal business operations. The Company's primary financial and operating systems are supplied by third-party suppliers. Based on communications with third-party suppliers, evaluations of third-party systems and internal assessments of in-house information systems, the costs of addressing potential year 2000 issues are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. In fact, most of the Company's software systems are either currently year 2000 compliant or will be compliant well in advance of January 1, 2000. However, such conclusions are based upon communications, evaluations and assessments to date, and if future negative events occur which can not be resolved in a timely manner, it could results in material financial risk to the Company. The Company plans to allocate the time and resources necessary to timely resolve any significant year 2000 issues.

PART II - OTHER INFORMATION
ITEM 2  - CHANGE IN SECURITIES

       During the three months ended March 31, 1998, the Company caused the Operating Partnership to issue a total of 1,188,105 Common Units in the Operating Partnership, in full or partial consideration for the acquisition of real estate properties. The aggregate value of the properties acquired by the Company in exchange for such Common Units was approximately $36,208,000. Common Units are convertible by their holders into shares of common stock on a one-for-one basis, or into cash, at the Company's option. The Units were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act in reliance, in part, upon the representations and warranties set forth in the acquisition agreements. Certain of these Common Units are subject to registration rights and lock-up agreements which generally restrict the disposition of the Common Units until the designated lock-up periods expire.


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K


       (a)  Exhibits

          11.1 - Computation of net income per common share.

          27.1 - Financial data schedule.

       (b)  Reports on Form 8-K

          Form 8-K dated January 9, 1998 and filed on January 23, 1998, amended by Form 8-K/A dated January 9, 1998 and filed on February 18, 1998, reporting the acquisition of real estate properties on January 9, 1998.

          Form 8-K dated February 17, 1998 and filed on February 18, 1998, reporting the acquisition of operating real estate properties from NWI Warehouse Group, L.P. and Lichtin Properties, Inc.

          Form 8-K dated February 18, 1998 and filed on February 18, 1998, reporting restated earnings per share data under Statement of Financial Accounting Standards No. 128.

          Form 8-K dated February 18, 1998 and filed on February 20, 1998, filing certain exhibits relating to the Company's common stock offering in February 1998.

          Form 8-K dated March 17, 1998, and filed on March 20, 1998, filing certain exhibits relating to the Company's unsecured note offering in March 1998.

          Form 8-K dated March 24, 1998, and filed on March 27, 1998, filing certain exhibits relating to the Company's common stock offering in March 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               WEEKS CORPORATION
                             -------------------------------------------------
                              (Registrant)



May 14, 1998                     /s/ A. R. Weeks, Jr.
                             -------------------------------------------------
                              A. R. Weeks, Jr.
                              Chairman of the Board and
                              Chief Executive Officer



May 14, 1998                     /s/ David P. Stockert
                             -------------------------------------------------
                              David P. Stockert
                              Senior Vice President and
                              Chief Financial Officer

                                 EXHIBIT INDEX

 Exhibit No.                       Description                      Page No.
-------------------------------------------------------------------------------

    11.1       Computation of net income per share of common stock
    27.1       Financial data schedule