Form 10-Q
period 1998-06-30
WEEKS CORP
filed 1998-08-14
CIK 925558

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date (19,592,136 shares of common stock outstanding as of August 7, 1998)

INDEX                                                                       PAGE
PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS
              Consolidated Condensed Balance Sheets
              at June 30, 1998 and December 31, 1997........................  3

              Consolidated Condensed Statements of Operations
              for the three and six months ended June 30, 1998 and 1997.....  4

              Consolidated Condensed Statements of Cash Flows
              for the six months ended June 30, 1998 and 1997...............  5

              Notes to Consolidated Condensed Financial
              Statements....................................................  6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS................. 16


PART II.  OTHER INFORMATION

     ITEM 2.  CHANGES IN SECURITIES......................................... 31

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........... 31

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................. 32

SIGNATURES.................................................................. 33

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                               WEEKS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS


---------------------------------------------------------------------------------------------------------------------------
(Unaudited; in thousands, except share data)                                           June 30,             December 31,
                                                                                         1998                   1997
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Real estate assets
    Land                                                                             $   148,862            $  106,196
    Buildings and improvements                                                           886,419               627,309
    Accumulated depreciation                                                             (77,470)              (61,548)
---------------------------------------------------------------------------------------------------------------------------
       Operating real estate assets                                                      957,811               671,957
---------------------------------------------------------------------------------------------------------------------------
    Developments in progress                                                             152,633               100,433
    Land held for future development                                                      35,947                22,562
---------------------------------------------------------------------------------------------------------------------------
       Net real estate assets                                                          1,146,391               794,952
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                    432                 5,421
Receivables                                                                                9,020                 7,031
Deferred costs, net                                                                       20,872                13,087
Investments in and notes receivable
    from unconsolidated service companies                                                 32,212                 9,257
Investments in unconsolidated real estate entities                                         3,023                 2,525
Other assets                                                                              19,049                20,088
---------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                                                 $ 1,230,999            $  852,361
---------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Debt
   Mortgage notes payable                                                            $   264,865            $  192,595
   Unsecured notes                                                                       100,000                    --
   Credit facility borrowings                                                            187,810                82,920
---------------------------------------------------------------------------------------------------------------------------
        Total debt                                                                       552,675               275,515
---------------------------------------------------------------------------------------------------------------------------
Accounts payable and accrued expenses                                                     26,865                14,578
Other liabilities                                                                          7,891                 4,876
---------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                                587,431               294,969
---------------------------------------------------------------------------------------------------------------------------
Minority interests in Operating Partnership                                              127,883                98,344
---------------------------------------------------------------------------------------------------------------------------
Commitments and contigencies
Shareholders' equity
    Preferred Stock, at $25.00 liquidation preference; 20,000,000 shares authorized; 6,000,000, 8% series A cumulative redeemable
        shares issued and outstanding                                                    150,000               150,000
    Common Stock, $0.01 par value; 100,000,000 shares authorized;
        19,522,073 and 17,703,992 shares issued and outstanding
        at June 30, 1998 and December 31, 1997, respectively                                 195                   177
    Common stock warrants                                                                  1,400                    --
    Additional paid-in capital                                                           426,193               370,696
    Deferred compensation                                                                   (750)                 (895)
    Accumulated deficit                                                                  (61,353)              (60,930)
---------------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                                       515,685               459,048
---------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 1,230,999            $  852,361
---------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed balance sheets.

                               WEEKS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------------------------------
                                                            Three Months     Three Months        Six Months        Six Months
                                                                Ended            Ended             Ended             Ended
(Unaudited; in thousands, except per share data)            June 30, 1998    June 30, 1997     June 30, 1998      June 30, 1997
----------------------------------------------------------------------------------------------------------------------------------
REVENUES
   Rental income                                          $  31,698            $  18,879         $  60,043        $  36,279
   Tenant reimbursements                                      4,134                2,259             8,094            4,416
   Other                                                        494                  301               882              643
-----------------------------------------------------------------------------------------------------------------------------------
                                                             36,326               21,439            69,019           41,338
-----------------------------------------------------------------------------------------------------------------------------------
EXPENSES
   Property operating, maintenance
       and management                                         5,334                2,774            10,055            5,289
   Real estate taxes                                          2,992                1,768             5,738            3,467
   Depreciation and amortization                              9,195                5,700            17,556           11,044
   Interest, including amortization of
       deferred financing costs                               7,275                4,714            13,377           10,006
   General and administrative                                 1,334                  875             2,614            1,752
-----------------------------------------------------------------------------------------------------------------------------------
                                                             26,130               15,831            49,340           31,558
-----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE EQUITY IN EARNINGS OF
    UNCONSOLIDATED ENTITIES, INTEREST INCOME
    AND GAIN ON SALE OF REAL ESTATE ASSET                    10,196                5,608            19,679            9,780
    Equity in earnings of unconsolidated
        service companies                                       401                  576               889            1,224
    Equity in earnings of unconsolidated
        real estate entities                                     86                   --               154               --
    Interest income                                             247                  305               526              543
    Gain on sale of real estate asset                            --                  209                --              209
-----------------------------------------------------------------------------------------------------------------------------------
Income before minority interests                             10,930                6,698            21,248           11,756
    Minority interests                                       (2,041)              (1,618)           (3,981)          (2,850)
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                    8,889                5,080            17,267            8,906
    Dividends to preferred shareholders                      (3,000)                  --            (6,000)              --
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS               $   5,889            $   5,080         $  11,267        $   8,906
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
    Basic                                                 $    0.30            $    0.32         $    0.60        $    0.59
    Diluted                                                    0.30            $    0.32         $    0.59        $    0.59
-----------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES
    Basic                                                    19,502               15,906            18,892           14,994
    Diluted                                                  26,450               21,163            25,761           20,008
-----------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed financial statements.

                               WEEKS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------------------
                                                                                        Six Months            Six Months
                                                                                           Ended                Ended
(Unaudited; in thousands)                                                              June 30, 1998         June 30, 1997
----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                             $   17,267            $    8,906
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Minority interests                                                                       3,981                 2,850
   Depreciation and amortization                                                           17,556                11,044
   Amortization of deferred financing costs                                                   717                   452
   Amortization of deferred compensation                                                      145                   145
   Straight-line rent revenue                                                                (654)                 (324)
   Undistributed earnings of unconsolidated entities                                         (586)               (1,224)
   Gain on sale of real estate asset                                                           --                  (209)
Net change in:
   Receivable and other assets                                                             (1,436)               (2,386)
   Deferred costs                                                                          (3,460)               (2,414)
   Accounts payable and accrued expenses                                                    5,427                 5,666
   Other Liabilities                                                                        1,137                   910
----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  40,094                23,416
----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property acquisition, development and construction                                       (227,407)              (80,647)
Real estate loans                                                                          (5,331)               (6,657)
Investments in and advances to unconsolidated entities                                    (23,051)                   --
Collections of notes receivable and other                                                     451                   437
Proceeds from sale of real estate asset                                                        --                 2,484
----------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                    (255,338)              (84,383)
----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Common share offering proceeds                                                             48,600               112,902
Underwriting discount and offering costs                                                   (1,400)               (6,334)
Proceeds from issuance of common stock warrants,
    stock option exercises and dividend reinvestment plan                                   4,715                   323
Unsecured note borrowings                                                                 100,000                    --
Line of credit proceeds (repayments), net                                                 104,890                 2,390
Payments of mortgage notes payable                                                        (11,576)              (32,879)
Deferred financing costs                                                                   (6,179)                  (70)
Dividends to shareholders                                                                 (23,283)              (12,105)
Distributions to minority interests                                                        (5,512)               (3,396)
----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 210,255                60,831
----------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS                                            (4,989)                 (136)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              5,421                   260
----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $      432            $      124
----------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company's 1998 property acquisition and development activity was net settlement of real estate loans of $7,898,000, the assumption of other liabilities in excess of other assets of $4,224,000, the assumption of indebtedness of $83,846,000 and the issuance of Common Units valued at $41,578,000.

The Company's 1997 property acquisition and development activity included the assumption of indebtedness of $4,360,000 and the issuance of Common Units valued at $14,334,000.

The accompanying notes are an integral part of these condensed financial statements.

                               WEEKS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  THE COMPANY

Weeks Corporation and its subsidiaries own, operate, develop, construct, acquire and manage industrial and suburban office buildings in the southeast United States and Texas. As used herein, the term "Company" includes Weeks Corporation and its subsidiaries, including Weeks Realty, L.P. (the "Operating Partnership"), unless the context indicates otherwise. The Company, through its subsidiaries, is the general partner of and owns a majority interest in the Operating Partnership which, including the operations of its subsidiaries, conducts substantially all of the on-going operations of the Company. The Company has elected to qualify and operate as a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company will not generally be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code relating to the composition of its income and assets, and including the requirement to distribute 95% of its taxable income to its shareholders.

As of June 30, 1998, the Company had outstanding 19,522,073 shares of common stock and owned the same number of units of common limited partnership interest in the Operating Partnership ("Common Units"), and the Company's ownership interest in the Operating Partnership was 74.1%. Common Units held by persons other than the Company totaled 6,827,961 as of June 30, 1998, and represented a 25.9% minority interest in the Operating Partnership. Common Units representing the 25.9% minority interest in the Operating Partnership are convertible by their holders into shares of common stock on a one-for-one basis, or into cash, at the Company's option. The Company's weighted average ownership interest in the Operating Partnership was 74.3% and 75.9% for the three months ended and 73.9% and 75.8% for the six months ended June 30, 1998 and 1997, respectively.

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

As of June 30, 1998, the Company's in-service property portfolio, including one property totaling 86,000 square feet held in a 50% owned entity, consisted of 259 industrial properties, 29 suburban office properties and 5 retail properties comprising 22,343,000 square feet. The Company's primary markets and the concentration of the Company's in-service portfolio (based on square footage) are Atlanta, Georgia (57.9%), Miami, Florida (11.1%), Raleigh-Durham-Chapel Hill, North Carolina (10.3%), Nashville, Tennessee (9.8%), Dallas/Ft. Worth, Texas (4.8%), Orlando, Florida (3.3%), Spartanburg, South Carolina (1.7%) and Jacksonville, Florida (1.1%). In addition, 44 industrial and suburban office properties and one property expansion were under development or in lease-up and ten industrial properties were under agreement to acquire as of June 30, 1998, comprising an additional 6,966,000 square feet.

2.  BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements include the consolidated condensed financial position of the Company and its subsidiaries at June 30, 1998, and December 31, 1997, and their results of operations and cash flows for the three and six months ended June 30, 1998 and 1997. The Service Companies and their subsidiaries are reflected in the accompanying consolidated condensed financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated condensed financial statements. Certain prior year amounts have been reclassified to conform to the 1998 presentation.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" was issued prescribing new guidelines for the reporting of segment data. SFAS 131 will apply to all public, for-profit companies and will be effective for the Company beginning with the fourth quarter and year ending December 31, 1998. The Company was not subject to segment reporting under prior accounting standards, but may be required to provide certain segment disclosures under SFAS 131. The Company continues to evaluate the disclosure provisions of SFAS 131 and plans to adopt SFAS 131 in it financial statements for the year ending December 31, 1998.

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

In June 1998, SFAS 133, "Accounting for Derivative Instruments and for Hedging Activities," was issued prescribing new accounting standards for the accounting and disclosures of derivative instruments and hedging transactions. SFAS 133 will be effective for the Company beginning January 1, 2000. The Company is evaluating the provisions of SFAS 133 and plans to adopt SFAS 133 in its financial statements beginning in 2000.

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

On August 4, 1998, the Operating Partnership issued $100,000,000 of 7.375% unsecured notes due August 1, 2007. The proceeds from these unsecured notes were used to reduce borrowings under the Operating Partnership's revolving credit facility. These unsecured notes are subject to certain covenants, including those governing interest coverage and total leverage.

CREDIT FACILITY

Effective July 1, 1998, the Operating Partnership refinanced its existing $225,000,000 syndicated revolving line of credit (the "Line of Credit") and expanded its bank lending group to five banks. Additionally, effective July 1, 1998, the Operating Partnership entered into a $20,000,000 swing revolving credit facility (the "Swing Facility") with one bank. The combined Line of Credit and Swing Facility are referred to herein as the "Credit Facility." The new Credit Facility remains unsecured and can be used for development and construction, acquisitions and general corporate purposes. The entire Credit Facility is guaranteed by the Company. Additionally, the Company and the Operating Partnership are required to meet certain financial and non-financial covenants including those governing the Company's maximum unsecured borrowings, total leverage, limitations on secured borrowings and a restriction on the amount of dividends and distributions to not more than 95% of "funds from operations," a REIT industry measure of operating performance, unless the additional amounts are necessary to maintain the Company's REIT status under the Code. The Line of Credit matures on December 31, 2000, and may be extended annually through December 31, 2002, subject to annual extension fees of 0.10%. The Swing Facility matures on June 30, 1999 and may be extended annually.

In prior periods, the Service Companies and Weeks Development were direct borrowers under the Credit Facility. In connection with the issuance of the unsecured notes in March 1998 and the refinancing of the Credit Facility discussed above, the Service Companies and Weeks Development refinanced their Credit Facility borrowings with intercompany loans from the Operating Partnership (see Note 4).

Through June 30, 1998, interest under the Credit Facility accrued at bank prime minus 0.25% or at LIBOR plus 1.05% at the election of the Operating Partnership. The weighted average interest rate on Credit Facility borrowings, excluding the effect of the interest rate swap agreements described below, was 6.7% at June 30, 1998. Fees on the unused portion of the Credit Facility were 0.15%. Effective July 1, 1998, interest accrues at bank prime minus 0.25% or at LIBOR plus 0.80% at the election of the Operating Partnership. In addition, the Operating Partnership pays annual facility fees equal to 0.15% of the total Line of Credit.

Interest paid, net of amounts capitalized, totaled $9,710,000 and $9,250,000 for the six months ended June 30, 1998 and 1997, respectively. Interest costs capitalized totaled $2,697,000 and $1,283,000 for the three months and $4,859,000 and $2,222,000 for the six months ended June 30, 1998 and 1997, respectively.

At June 30, 1998, the Company had in place three interest rate swap agreements with a commercial bank to effectively change the interest costs on $50,000,000 of Credit Facility borrowings from the variable rates discussed above to fixed rates. The agreements, with notional principal amounts of $10,000,000, $10,000,000 and $30,000,000, mature in July 1998, July 1999 and July 2001 with effective fixed interest rates of 7.4%, 7.6% and 7.8%, respectively.

MORTGAGE NOTES PAYABLE

Mortgage notes payable at June 30, 1998 and December 31, 1997, specifically listed for notes with outstanding balances in excess of $10,000,000, consist of the following (in thousands):

---------------------------------------------------------------------------------
                                                           JUNE 30,  DECEMBER 31,
                                                             1998        1997
---------------------------------------------------------------------------------
   Fixed Rate
   Three mortgage notes, principal and interest
   at 8.59%, due in 2010                                   $ 77,553      $     --
   Mortgage note, interest only at 7.13%,
   due in 1999                                               38,000        38,000
   Mortgage note, principal and interest at 9.24%,
   due in 2005                                               15,687        15,800
   Mortgage note, principal and interest at 9.625%,
   due in 2000                                               12,797        12,897
   Mortgage note, principal and interest at 8.10%,
   due in 2006                                               11,875        12,015
   Mortgage note, interest only at 7.625%,
   due in 2000                                               10,300        10,300
   Other mortgage notes, principal and interest
   at 6.00% to 9.80%, due in 1999 to 2012                    92,879        97,786
   VARIABLE RATE
   Industrial revenue bonds, interest at 3.55% to 6.65%
   at June 30, 1998, due in 2004 and 2010                     5,774         5,797
---------------------------------------------------------------------------------
                                                           $264,865      $192,595
---------------------------------------------------------------------------------

At June 30, 1998, fixed rate mortgage notes payable included 33 notes with a weighted average interest rate of 8.2%. The weighted average term to maturity of fixed rate mortgage notes payable was 6.9 years at June 30, 1998. Fixed rate mortgage indebtedness increased by $72,270,000 in 1998 due to the assumption of four mortgage notes totaling $83,847,000 in connection with the Company's building acquisitions, net of principal repayments and retirements of $11,577,000. Certain Company officers and Common Unitholders guarantee a portion of the fixed rate mortgage notes.

Scheduled maturities of mortgage notes payable at June 30, 1998, are summarized as follows (in thousands):

      ------------------------------------------------------
          YEAR                                   AMOUNT
      ------------------------------------------------------
          Remainder of 1998                    $  1,915
          1999                                   52,401
          2000                                   36,938
          2001                                   12,597
          2002                                    9,562
          2003 and thereafter                   151,452
      ------------------------------------------------------
                                               $264,865
      ------------------------------------------------------

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

The following information summarizes the financial position, results of operations and cash flows of the Service Companies and their subsidiaries on a combined basis (in thousands):

    --------------------------------------------------------------------------
                                                     JUNE 30,   DECEMBER 31,
                   Financial Position                  1998         1997
    --------------------------------------------------------------------------
        ASSETS
        Real estate assets                            $13,700        $12,403
        Investments in unconsolidated entities         11,737          2,849
        Receivables and other assets                   18,276         20,158
    --------------------------------------------------------------------------
                                                      $43,713        $35,410
    --------------------------------------------------------------------------
        LIABILITIES AND EQUITY
        Borrowings from the Operating Partnership     $33,523        $10,900
        Credit facility borrowings                         --         16,620
        Other borrowings                                2,000          2,000
        Other liabilities                               9,480          7,513
        Total equity (deficit)                         (1,290)        (1,623)
    --------------------------------------------------------------------------
                                                      $43,713        $35,410
    --------------------------------------------------------------------------

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

At June 30, 1998, the Company's investment in and notes receivable from the Service Companies and their subsidiaries totaling $32,212,000 includes notes receivable from the Service Companies and their subsidiaries of $33,523,000 and the Company's investment in the Subsidiaries of ($1,311,000).

----------------------------------------------------------------------------------------------------------------
                                                  THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                     ENDED           ENDED           ENDED           ENDED
RESULTS OF OPERATIONS                            JUNE 30, 1998   JUNE 30, 1997   JUNE 30, 1998   JUNE 30, 1997
----------------------------------------------------------------------------------------------------------------
   REVENUE
   Construction and development fees                    $  553          $  520        $  1,205         $ 1,057
   Landscape                                             1,524           1,719           2,559           2,871
   Commissions                                             558             284             790             462
   Property management fees and other                       51             139             130             286
----------------------------------------------------------------------------------------------------------------
                                                         2,686           2,662           4,684           4,676
----------------------------------------------------------------------------------------------------------------
   COSTS AND EXPENSES
   Direct costs                                          1,303           1,569           2,107           2,461
   Interest expense - Operating Partnership                757             328           1,148             655
   Interest expense - other                                 33              87             200             164
   General and administrative                              942             570           1,759           1,039
   Other                                                   117              84             205             282
----------------------------------------------------------------------------------------------------------------
                                                         3,152           2,638           5,419           4,601
----------------------------------------------------------------------------------------------------------------
   INCOME (LOSS) BEFORE GAINS ON SALE OF
      PROPERTIES AND EQUITY IN EARNINGS
      OF UNCONSOLIDATED ENTITIES                          (466)             24            (735)             75
   Gain on sale of properties - third parties               --             234             377             234
   Gain on sale of properties - Operating
     Partnership                                            --              --             142             580
   Equity in earnings of
     unconsolidated entities                               221              (8)            465             271
----------------------------------------------------------------------------------------------------------------
   NET INCOME (LOSS)                                    $ (245)         $  250        $    249         $ 1,160
----------------------------------------------------------------------------------------------------------------
   Net income attributable
      to Operating Partnership                          $ (243)         $  248        $    246         $ 1,149
   Interest expense - Operating Partnership                757             328           1,148             655
   Elimination of intercompany
    profits - Operating Partnership                       (113)             --            (505)           (580)
----------------------------------------------------------------------------------------------------------------
   Equity in earnings of Service Companies              $  401          $  576        $    889         $ 1,224
----------------------------------------------------------------------------------------------------------------
   Distributions and interest paid
      to Operating Partnership                          $  373          $   --        $    373         $    --
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
                                                                                    SIX MONTHS      SIX MONTHS
                                                                                       ENDED           ENDED
   CASH FLOWS                                                                      JUNE 30, 1998   JUNE 30, 1997
----------------------------------------------------------------------------------------------------------------
   Operating activities                                                               $  1,726         $(3,556)
   Investing activities                                                                (11,845)          1,432
   Financing activities                                                                  5,661             315
----------------------------------------------------------------------------------------------------------------

In connection with the Company's January 1998 acquisition of a real estate portfolio in Miami, Florida (see Note 7), the Service Companies acquired a one-third interest in Codina Group, Inc. ("Codina"), a Miami-based real estate services company, for aggregate consideration of approximately $9,600,000.

5.  SHAREHOLDERS' EQUITY

On May 20, 1998, the Board of Directors of the Company adopted a Shareholder Rights Plan pursuant to a Rights Agreement (the "Rights Agreement") and authorized and declared a dividend of one Preferred Stock Purchase Right (a "Right") with respect to each outstanding share of common stock, par value $.01 per share, of the Company. Subject to certain limitations, each Right entitles the holder thereof to purchase one one-thousandths of one share of Series B Junior Participating Preferred Stock, par value $.01 per share ("Series B Preferred Stock"), at a price of $125.00 per one one-thousandths of one share, subject to adjustment to prevent dilution (the "Series B Purchase Price") under certain conditions described in the Rights Agreement. The Rights expire on June 30, 2008 unless earlier redeemed by the Company.

The Rights become exercisable generally if any person or group becomes the beneficial owner of 15% or more of the outstanding common stock of the Company (an "Acquiring Person"). At such time, each holder of a Right (other than Rights that are, or were, beneficially owned by an Acquiring Person or any associate or affiliate thereof, which shall become null and void and not exercisable) will thereafter have the right (the "Flip-In Right") to receive, in lieu of shares of Series B Preferred Stock and upon payment of the Series B Purchase Price, shares of the Company's common stock (or in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the Series B Purchase Price. Additionally, upon certain acquisitions or sales of the Company, each holder of a Right (other than Rights which have previously been voided as set forth above) shall thereafter have the right (the "Flip-Over Right") to receive, in lieu of shares of Series B Preferred Stock and upon exercise and payment of the Series B Purchase Price, common shares of the acquiring company having a value equal to two times the Series B Purchase Price. If a transaction would otherwise result in a holder's having a Flip-In as well as a Flip-Over right, then only the Flip-Over Right will be exerisable. If a transaction results in a holder's having a Flip-Over Right subsequent to a transaction resulting in a holder's having a Flip-In Right, a holder will have Flip-Over Rights only to the extent such holder's Flip-In Rights have not been exercised. Because of the nature of the Series B Preferred Stock's dividend, liquidation and voting rights, the value of the one one-thousandths interest in a share of Series B Preferred Stock purchasable upon exercise of each Right should approximate the value of one share of the Company's common stock.

The Company declared and paid quarterly common stock dividends relating to the first quarter of 1998 of $9,050,000 or $0.465 per common share during the three months ended June 30, 1998. Additionally, the minority Common Unitholders in the Operating Partnership received cash distributions totaling $3,025,000 or $0.465 per Common Unit during the three months ended June 30, 1998. The Company also declared and paid a quarterly Series A preferred stock dividend of $3,000,000 or $0.50 per share during the three months ended June 30, 1998. In July 1998, the Company declared and paid quarterly common stock dividends and made distributions to minority Unitholders relating to the second quarter of 1998 of $9,079,000 or $0.465 per common share and $3,143,000 or $0.465 per
Common Unit, respectively. Additionally, in July 1998, the Company declared and paid a quarterly Series A preferred stock dividend of $3,000,000 or $0.50 per share.

In the first quarter of 1998, the Company completed two common stock offerings consisting of 1,072,797 and 468,750 shares and received net proceeds of approximately $33,100,000 and $14,100,000, respectively. The proceeds were used to reduce the Company's outstanding Credit Facility borrowings.

In February 1998, the Company sold 350,000 common stock warrants to certain executive officers and employees of Codina for an aggregate price of $1,400,000. The common stock warrants entitle their holders to purchase 350,000 shares of the Company's common stock at a price of $32.75 per share through February 2008.

6.  NET INCOME PER COMMON SHARE

The Company adopted the provisions of SFAS 128 for the year ended December 31, 1997. For the three and six months ended June 30, 1998 and 1997, reconciliations of income available to common shareholders and weighted average common shares used in the Company's basic and diluted net income per common share computations are detailed below (in thousands, except per share data):

----------------------------------------------------------------------------------------------------------------
                                                    THREE MONTHS   THREE MONTHS    SIX MONTHS     SIX MONTHS
                                                        ENDED          ENDED          ENDED          ENDED
                                                    JUNE 30, 1998  JUNE 30, 1997  JUNE 30, 1998  JUNE 30, 1997
----------------------------------------------------------------------------------------------------------------
COMPUTATION OF NET INCOME PER COMMON SHARE
Net income available to common
 shareholders - basic                                     $ 5,889        $ 5,080        $11,267        $ 8,906
Minority interests in earnings of
 the Operating Partnership                                  2,041          1,618          3,981          2,850
----------------------------------------------------------------------------------------------------------------
Net income available to common
 shareholders - diluted                                   $ 7,930        $ 6,698        $15,248        $11,756
----------------------------------------------------------------------------------------------------------------
Weighted average common shares - basic                     19,502         15,906         18,892         14,994
Dilutive securities -
 Common Units of limited partnership interest in
  the Operating Partnership                                 6,759          5,057          6,676          4,797
 Stock options                                                189            200            193            217
----------------------------------------------------------------------------------------------------------------
Weighted average common shares - diluted                   26,450         21,163         25,761         20,008
----------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
 Basic                                                    $  0.30        $  0.32        $  0.60        $  0.59
 Diluted                                                     0.30           0.32           0.59           0.59
----------------------------------------------------------------------------------------------------------------

Basic net income per common share for the periods presented was computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share was computed assuming that Common Units were converted into common stock on the later of the beginning of the period presented or upon their actual issuance and based on the dilutive effect of stock options outstanding. Outstanding common stock warrants were not dilutive in the three and six months ended June 30, 1998.

Previously reported net income per common share under prior accounting standards was equal to basic net income per common share under SFAS 128.

7.  ACQUISITIONS

In June 1998, the Operating Partnership acquired five industrial buildings totaling approximately 1,074,000 square feet and 67.9 acres of undeveloped land located in Dallas/Ft. Worth, Texas. The aggregate acquisition consideration of approximately $48,300,000 was paid in cash, funded through Credit Facility borrowings. The second phase of this acquisition consisting of four industrial buildings and total anticipated aggregate acquisition consideration of approximately $40,200,000 is expected to close in September 1998, and is subject to customary closing conditions and the updating of due diligence procedures. The actual acquisition consideration for these four buildings will be based on actual occupancy levels achieved prior to the expected closing date, with a minimum aggregate acquisition price of approximately $32,500,000.

Additionally, in the second quarter of 1998, the Operating Partnership acquired ten industrial and suburban office buildings totaling approximately 467,000 square feet for approximately $29,550,000. The aggregate acquisition consideration was comprised of the issuance of $3,264,000 of Common Units, the assumption of mortgage indebtedness of $2,949,000 and $23,337,000 of cash, funded through Credit Facility borrowings. The acquired properties are located in Tennessee, Florida, North Carolina and Georgia.

On January 9, 1998, the Operating Partnership acquired a 2,477,000 square foot, 24-building portfolio and approximately five acres of land subject to ground leases in Miami, Florida. Aggregate acquisition consideration of approximately $175,200,000, including closing costs and acquisition expenses, consisted of the issuance of $28,310,000 of Common Units, the assumption of $78,033,000 of mortgage indebtedness (see Note 3), the assumption of certain other liabilities in excess of certain other assets of approximately $4,224,000, and cash of approximately $64,633,000 funded through Credit Facility borrowings. In connection with the acquisition, the Operating Partnership has also agreed, subject to customary closing conditions and the completion of due diligence procedures, to acquire a 90,000 square foot building under development for approximately $5,100,000 and approximately nine acres of adjacent, undeveloped land for approximately $4,000,000.

Additionally, in the first quarter of 1998, the Operating Partnership acquired two industrial buildings under development totaling approximately 102,800 square
feet for approximately $4,400,000.   The aggregate acquisition consideration was
comprised of the issuance of $1,514,000 of Common Units and $2,886,000 of cash, used to fund the assumption and repayment of indebtedness, closing costs and acquisition expenses, funded through Credit Facility borrowings.

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

GENERAL BACKGROUND

The Company was founded in 1965 and operated as a private real estate company until August 1994, when it completed an initial public offering and elected to be taxed as a REIT. As a self-administered and self-managed REIT, the Company owns, develops, acquires and manages primarily high-quality industrial and suburban office properties in the southeast United States and Texas. For a further description of the Company, see Note 1 to the consolidated condensed financial statements.

RESULTS OF OPERATIONS
Operating information relating to the Company's properties for the three and six months ended June 30, 1998 and 1997, is summarized below (in thousands):

------------------------------------------------------------------------------------------------------------------
                                    THREE MONTHS   THREE MONTHS             SIX MONTHS     SIX MONTHS
                                        ENDED          ENDED         %         ENDED          ENDED         %
                                    JUNE 30, 1998  JUNE 30, 1997  CHANGE   JUNE 30, 1998  JUNE 30, 1997  CHANGE
------------------------------------------------------------------------------------------------------------------
Rental revenues                           $31,698        $18,879    67.9%        $60,043        $36,279    65.5%
Tenant reimbursements                       4,134          2,259    83.0%          8,094          4,416    83.3%
------------------------------------------------------------------------------------------------------------------
Property operating revenues                35,832         21,138    69.5%         68,137         40,695    67.4%
------------------------------------------------------------------------------------------------------------------
Operating, maintenance and
 management expenses                        5,334          2,774    92.3%         10,055          5,289    90.1%
Real estate taxes                           2,992          1,768    69.2%          5,738          3,467    65.5%
Depreciation and amortization               9,195          5,700    61.3%         17,556         11,044    59.0%
------------------------------------------------------------------------------------------------------------------
Property operating expenses                17,521         10,242    71.1%         33,349         19,800    68.4%
------------------------------------------------------------------------------------------------------------------
Property operating revenues less
 property operating expenses              $18,311        $10,896    68.1%        $34,788        $20,895    66.5%
------------------------------------------------------------------------------------------------------------------

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

For the comparable three and six months ended June 30, 1998 and 1997, operating results of the core properties, representing 191 properties totaling approximately 13,474,000 square feet, are summarized below (in thousands):

----------------------------------------------------------------------------------------------------------------------
                                     THREE MONTHS    THREE MONTHS               SIX MONTHS      SIX MONTHS
                                        ENDED           ENDED          %          ENDED           ENDED          %
                                    JUNE 30, 1998   JUNE 30, 1997    CHANGE   JUNE 30, 1998   JUNE 30, 1997   CHANGE
----------------------------------------------------------------------------------------------------------------------
Rental revenues                           $18,233         $17,903      1.8%         $36,024         $35,155      2.5%
Tenant reimbursements                       2,228           2,120      5.1%           4,451           4,253      4.7%
----------------------------------------------------------------------------------------------------------------------
Property operating revenues                20,461          20,023      2.2%          40,475          39,408      2.7%
----------------------------------------------------------------------------------------------------------------------
Operating, maintenance and
 management expenses                        2,845           2,648      7.4%           5,441           5,105      6.6%
Real estate taxes                           1,655           1,669     (0.8%)          3,341           3,319      0.7%
Depreciation and amortization               5,483           5,377      2.0%          10,954          10,652      2.8%
----------------------------------------------------------------------------------------------------------------------
Property operating expenses                 9,983           9,694      3.0%          19,736          19,076      3.5%
----------------------------------------------------------------------------------------------------------------------
Property operating revenues less
 property operating expenses              $10,478         $10,329      1.4%         $20,739         $20,332      2.0%
----------------------------------------------------------------------------------------------------------------------
Average occupancy                            95.5%           96.7%                     95.4%           96.4%
----------------------------------------------------------------------------------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1998, TO THE THREE MONTHS ENDED JUNE 30, 1997

Property operating revenues (rental revenue plus tenant reimbursements) increased $14,694,000 or 69.5% between periods. Of this increase, $10,503,000, $3,753,000 and $438,000 were attributable to acquisition, development and core properties, respectively. The increases relating to acquisition and development properties were due to the acquisition of 76 properties (37 in 1997 and 39 in 1998) totaling approximately 6,152,000 square feet and the stabilization of 25 development properties (14 in 1997 and 11 in 1998) and two property expansions (both in 1997) totaling approximately 2,630,000 square feet. Property operating expenses increased $7,279,000 or 71.1% between periods due primarily to the growth in the property portfolio resulting from the acquisition and development properties discussed above.

Property operating revenues from core properties increased 2.2% despite a decrease in overall average occupancy of approximately 1.2%. This increase was due to both rental rate and reimbursement increases between periods. Property operating expenses increased 3.0% due primarily to increased maintenance expenses in 1998. Property operating revenues less property operating expenses from core properties increased 1.6%, exclusive of depreciation and amortization expense.

Interest expense increased by $2,561,000 or 54.3% from $4,714,000 for the three months ended June 30, 1997, to $7,275,000 for the three months ended June 30, 1998, due to increased mortgage interest of $1,764,000 related to mortgage debt assumed in connection with certain of the Company's 1997 and 1998 property acquisitions and increased net interest expense on unsecured Credit Facility and note borrowings due primarily to higher average borrowings in 1998 compared to 1997.

Company general and administrative expenses increased by $459,000 or 52.5% from $875,000 for the three months ended June 30, 1997, to $1,334,000 for the three months ended June 30, 1998, due primarily to increased personnel and related costs associated with the Company's geographic expansion. As a percentage of total revenue, general and administrative expenses decreased from 4.1% in the second quarter of 1997 to 3.7% in the second quarter of 1998.

Interest income decreased $58,000 or 19.0% from $305,000 for the three months ended June 30, 1997 to $247,000 for the three months ended June 30, 1998, due primarily to the settlement of approximately $7,900,000 of real estate loans in 1998.

Equity in earnings of unconsolidated service companies represents the Company's 99% economic interest in the earnings of the Service Companies and their subsidiaries after the elimination of interest expense and intercompany profits to the Company (see Note 4 to the consolidated condensed financial statements). Equity in earnings of the Service Companies and their subsidiaries decreased by $175,000 or 30.4% from $576,000 for the three months ended June 30, 1997, to $401,000 for the three months ended June 30, 1998, due primarily to lower profits from land and property sales in 1998. Equity in earnings of unconsolidated real estate entities of $86,000 in 1998 represents the Company's 50% share of earnings from a single building equity investment.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1998, TO THE SIX MONTHS ENDED JUNE 30, 1997

Property operating revenues (rental revenue plus tenant reimbursements) increased $27,442,000 or 67.4% between periods. Of this increase, $19,033,000, $7,342,000 and $1,067,000 were attributable to acquisition, development and core properties, respectively. The increases relating to acquisition and development properties were due to the acquisition of 76 properties (37 in 1997 and 39 in 1998) totaling approximately 6,152,000 square feet and the stabilization of 25 development properties (14 in 1997 and 11 in 1998) and two property expansions (both in 1997) totaling approximately 2,630,000 square feet. Property operating expenses increased $13,549,000 or 68.4% between periods due primarily to the growth in the property portfolio resulting from the acquisition and development properties discussed above.

Property operating revenues from core properties increased 2.7% despite the impact of lost property operating revenues of approximately $73,000 from the sale of a 96,000 square foot building in April 1997 and a decrease in overall average occupancy of approximately 1.0%. Adjusted for the building sale discussed above, property operating revenues from core properties increased approximately 2.9%. This increase was due to both rental rate and reimbursement increases between periods. Property operating expenses increased 3.5% due primarily to increased utilities and maintenance expenses in 1998. Property operating revenues less property operating expenses from core properties increased 2.5%, exclusive of depreciation and amortization expense and after adjusting for the building sale discussed above.

Interest expense increased by $3,371,000 or 33.7% from $10,006,000 for the six months ended June 30, 1997, to $13,377,000 for the six months ended June 30, 1998, due primarily to increased mortgage interest of $3,188,000 related to mortgage debt assumed in connection with certain of the Company's 1997 and 1998 property acquisitions.

Company general and administrative expenses increased by $862,000 or 49.2% from $1,752,000 for the six months ended June 30, 1997, to $2,614,000 for the six months ended June 30, 1998, due primarily to increased personnel and related costs associated with the Company's geographic expansion. As a percentage of total revenue, general and administrative expenses decreased from 4.2% in the first half of 1997 to 3.8% in the first half of 1998.

Equity in earnings of unconsolidated service companies represents the Company's 99% economic interest in the earnings of the Service Companies and their subsidiaries after the elimination of interest expense and intercompany profits to the Company (see Note 4 to the consolidated condensed financial statements). Equity in earnings of the Service Companies and their subsidiaries decreased by $335,000 or 27.4% from $1,224,000 for the six months ended June 30, 1997, to $889,000 for the six months ended June 30, 1998, due primarily to lower net profits from the Company's third-party service businesses resulting from higher overhead expenses in 1998. The Service Companies incurred higher overhead as they expanded their businesses in the Company's markets outside Atlanta, Georgia. Equity in earnings of unconsolidated real estate entities of $154,000 in 1998 represents the Company's 50% share of earnings from a single building equity investment.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to generate increasing cash flows from operations. Cash provided by operating activities increased from $23,416,000 for the six months ended June 30, 1997, to $40,094,000 for the six months ended June 30, 1998, due primarily to the growth in the Company's operating income resulting from 25 development properties (14 in 1997 and 11 in 1998) and two property expansions (both in 1997) stabilized and from 76 buildings acquired (37 in 1997 and 39 in 1998).

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

In the six months ended June 30, 1998, the Company invested $227,407,000 of cash in property acquisition, development and construction activities. This compares to $80,647,000 for the same six month period in 1997. This increased cash investment activity primarily reflects the increased cash component of the Company's building acquisition activity in 1998 compared to 1997 of approximately $97,011,000 with the remaining increase due to increased development and land acquisition activity.

Financing for the Company's property investment activities primarily consisted of $94,141,000 of net proceeds from unsecured note borrowings, $47,200,000 from common equity offerings and $104,890,000 from Credit Facility borrowings in the first half of 1998 compared primarily to $106,568,000 from a common equity offering in the first half of 1997. The debt and equity components of the Company's ongoing financing strategy may differ from period-to-period based upon market conditions.

In addition to its operating cash flow, the Company has aggregate borrowing capacity of $245,000,000 under the Credit Facility (see Note 3 to the consolidated condensed financial statements), which may be used, among other things, to meet its operational obligations and annual REIT dividend requirements. The Company currently intends to finance its development, construction and acquisition activities primarily through borrowings under the Credit Facility, and to periodically refinance such borrowings with longer term debt or equity. On August 4, 1998, subsequent to the reduction of Credit Facility borrowings from the net proceeds of approximately $98,300,000 from an unsecured note issuance, the Company had available capacity under the Credit Facility of approximately $108,400,000.

The Company believes it has adequate liquidity, borrowing capacity and sources of capital, including available capacity under its existing Credit Facility and remaining capacity of approximately $650,000,000 under a universal shelf registration statement, to meet its current operational requirements, to fund annual principal repayments under existing mortgage notes payable, and to fund its current development and acquisition activity. It is management's expectation that the Company will continue to have access to the additional capital resources necessary to further expand and develop its business and to refinance mortgage notes payable as they mature. These resources include the expansion of the available borrowing capacity under the Credit Facility and other forms of debt and equity financing, in both public and private markets. The Company has unsecured investment grade corporate debt ratings which may assist it in accessing the corporate debt market in future periods. Future development and acquisition activities will be undertaken by the Company only as suitable opportunities arise. Such activities are not expected to be undertaken unless adequate sources of financing are available and a satisfactory budget with an appropriate return on investment has been internally approved. The Company maintains staffing levels sufficient to meet its existing construction and leasing activities and capitalizes a portion of the costs relating to these activities to development projects and leasing transactions, respectively. If market conditions warrant, the Company may adjust staffing levels to avoid a negative impact on the Company's results of operations.

Total consolidated debt amounted to $552,675,000 at June 30, 1998, including borrowings under the Credit Facility of $187,810,000, mortgage notes payable of $264,865,000 and unsecured notes of $100,000,000. Of the $264,865,000 of mortgage indebtedness, $259,091,000 is fixed rate and $5,774,000 is variable rate. The weighted average interest rate on the Company's fixed rate mortgage debt was 8.2% and on its variable rate mortgage debt was 3.9% at June 30, 1998. The weighted average interest rate under the Credit Facility at June 30, 1998, (excluding the effect of the interest rate swap agreements described below) was 6.7%. The weighted average effective interest rate on the Company's fixed rate unsecured notes was 7.6% at June 30, 1998, (see Note 3). At June 30, 1998, the Company had in place interest rate swap agreements to fix the Company's interest
costs on $50,000,000 of the Company's Credit Facility borrowings.   The weighted
average effective interest rate under the fixed swap arrangements was approximately 7.7%. If interest rates under the Credit Facility, in excess of the $50,000,000 discussed herein, and under the Company's variable rate mortgage debt, fluctuated by 1%, interest costs to the Company, before capitalization of interest, if any, based on outstanding borrowings at June 30, 1998, would increase or decrease by approximately $1,400,000 on an annualized basis. As discussed earlier, in August 1998, the Company reduced its Credit Facility borrowings by approximately $98,300,000, thus reducing its exposure to interest rate changes.

Based on the outstanding balance of mortgage notes payable at June 30, 1998, the weighted average interest rates on the mortgage notes with a final maturity in each of the next five years were 7.4% in 1999, 8.7% in 2000, 7.4% in 2001, 8.2% in 2002 and 8.3% in 2003.

At June 30, 1998, including total consolidated debt of $552,675,000 and $2,000,000 of other notes payable of unconsolidated entities, the total debt obligations of the Company and its unconsolidated entities were $554,675,000 or 36% of total market capitalization (assuming the exchange of all Common Units for shares of common stock). At June 30, 1998 (based on the closing price of the common stock of $31.625 on June 30, 1998, and assuming the exchange of all Common Units for shares of common stock), there would be 26,350,034 shares of common stock outstanding with a total market value of $833,320,000, 6,000,000 shares of preferred stock outstanding with a total liquidation value of $150,000,000 and 350,000 common stock warrants outstanding with an estimated market value of $1,400,000, resulting in a total equity value of $984,720,000.

CURRENT DEVELOPMENT AND ACQUISITION ACTIVITY

At June 30, 1998, the Company had committed development and acquisitions totaling approximately $362,306,000, representing 54 buildings and one property expansion totaling 6,966,000 square feet. Including new acquisition and development activity, net of closed acquisitions and the stabilization of development properties, between July 1, 1998 and August 11, 1998, the Company had, at August 11, 1998, committed development and acquisitions totaling approximately $368,390,000, representing 54 buildings and one property expansion
totaling 7,005,000 square feet.   Properties under agreement to acquire  as of
August 11, 1998, consisted of seven buildings, totaling 1,206,000 square feet, with a total expected cost of approximately $57,495,000. Development properties as of August 11, 1998, consisted of 47 buildings and one property expansion, totaling 5,799,000 square feet, with a total expected cost of approximately $310,895,000.

It is expected that such development and acquisition properties will stabilize or be acquired as detailed below:

-------------------------------------------------------------------------------------
                                                          Square         Estimated
 Year                               Buildings              Feet            Cost(a)
-------------------------------------------------------------------------------------
1998                                    21              3,242,000       $167,690,000
1999                                    25              2,781,000        158,441,000
2000                                     8                982,000         42,259,000
-------------------------------------------------------------------------------------
                                        54              7,005,000       $368,390,000
-------------------------------------------------------------------------------------

(a) For development properties represents the entire estimated cost of the property at the estimated stabilization date.

In addition, the Company has committed, subject to closing conditions and the completion of due diligence procedures, to acquire development land totaling $29,510,000 over various periods ranging up to five years.

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

The information provided above includes Forward-looking Statements about expected property acquisitions or stabilizations that is based on current construction schedules, the status of lease negotiations with potential tenants, the successful completion of due diligence procedures and other relevant factors currently available to the Company. There can be no assurance that any of these factors will not change or that any change will not affect the accuracy of such Forward-looking Statements.

SUPPLEMENTAL DISCLOSURE OF FUNDS FROM OPERATIONS

The Company believes that funds from operations provides an additional indicator of the financial performance of the Company. Funds from operations is defined by the National Association of Real Estate Investment Trusts ("NAREIT") to mean net income (loss) determined in accordance with generally accepted accounting principles ("GAAP") excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization of real property, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. Funds from operations is influenced not only by the operations of the properties, but also by the capital structure of the Company. Accordingly, the Company expects that funds from operations will be one of the factors considered by its Board of Directors in determining the amount of cash dividends the Company will pay to its shareholders. The Company computes funds from operations under the current NAREIT definition by subtracting from net income the dividends to preferred shareholders before making an adjustment for the non-cash items described above. Funds from operations does not represent cash flow from operating, investing and financing activities as defined by GAAP, which are discussed under "Liquidity and Capital Resources." Additionally, funds from operations does not measure whether cash flow is sufficient to fund all cash flow needs, including principal amortization, capital expenditures and dividends to shareholders, and should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance or as an alternative to cash flow, as defined by GAAP, as a measure of liquidity. Funds from operations presented herein is not necessarily comparable to funds from operations presented by other real estate companies due to the fact that not all real estate companies calculate funds from operations in the same manner. However, the Company's funds from operations is comparable to the funds from operations of real estate companies that use the current NAREIT definition.

The Company's calculation of funds from operations follows the guidelines issued by NAREIT, including the recognition of rental income on the "straight-line" basis consistent with its treatment in the Company's statement of operations under GAAP. The "straight-line" rental adjustment increased rental revenues by $403,000 and $174,000 for the three months ended and $654,000 and $324,000 for the six months ended June 30, 1998 and 1997, respectively. In accordance with the NAREIT guidelines, the Company excludes gains or losses on sales of operating (previously depreciated) real estate assets in calculating funds from operations, but includes gains or losses on sales of undepreciated assets (land) that are of a recurring nature. Pre-tax gains on land sales are included in funds from operations in the amount of $59,000 and $158,000 for the three months ended and $478,000 and $448,000 for the six months ended June 30, 1998 and 1997, respectively.

For the three months ended June 30, 1998, funds from operations increased by $3,548,000 or 38.6% to $12,737,000 compared to funds from operations of $9,189,000 for the three months ended June 30, 1997. For the six months ended June 30, 1998, funds from operations increased by $7,206,000 or 42.2% to $24,271,000 compared to funds from operations of $17,065,000 for the six months ended June 30, 1997. Funds from operations for the three and six months ended June 30, 1998 and 1997 are detailed below (in thousands):

------------------------------------------------------------------------------------------------------------------
                                                   THREE MONTHS    THREE MONTHS      SIX MONTHS      SIX MONTHS
                                                      ENDED            ENDED           ENDED           ENDED
                                                  JUNE 30, 1998   JUNE 30,  1997   JUNE 30, 1998   JUNE 30, 1997
------------------------------------------------------------------------------------------------------------------
Net income available to
common shareholders                                     $ 5,889          $ 5,080         $11,267         $ 8,906
Minority interests                                        2,041            1,618           3,981           2,850
Depreciation and amortization                             9,195            5,700          17,556          11,044
Depreciation and amortization -
unconsolidated entities                                      29               --              44              10
Gain on sale of operating real estate asset                  --             (209)             --            (209)
Gain on sale of operating real estate asset --
      unconsolidated entities                                --              (76)             --             (76)
------------------------------------------------------------------------------------------------------------------
Funds from operations available to
common shareholders
(Common Units fully converted)                          $17,154          $12,113         $32,848         $22,525
Percentage attributable to common
shareholders(1)                                            74.3%            75.9%           73.9%           75.8%
------------------------------------------------------------------------------------------------------------------
Funds from operations attributable to
 common shareholders                                    $12,737          $ 9,189         $24,271         $17,065
------------------------------------------------------------------------------------------------------------------
Weighted average common shares
  Basic                                                  19,502           15,906          18,892          14,994
  Diluted(2)                                             26,450           21,163          25,761          20,008
------------------------------------------------------------------------------------------------------------------

(1) Represents the Company's weighted average ownership percentage of the Operating Partnership for the period.
(2) Represents the weighted average shares of common stock outstanding plus the weighted average Common Units of limited partnership interest in the Operating Partnership outstanding (Common Units are convertible into common stock on a one-for-one basis) and the dilutive effect of outstanding stock options. Weighted average Common Units outstanding totaled 6,759,000 and 5,057,000 for the three months ended and 6,676,000 and 4,797,000 for the six months ended June 30, 1998 and 1997, respectively. Common stock equivalents related to outstanding stock options totaled 189,000 and 200,000 for the three months ended and 193,000 and 217,000 for the six months ended June 30, 1998 and 1997, respectively. Outstanding common stock warrants were not dilutive for the three and six months ended June 30, 1998.

SUPPLEMENTAL INFORMATION ON CAPITAL EXPENDITURES AND LEASING COSTS

The following table details the Company's capital expenditures and leasing costs for the three and six months ended June 30, 1998 and 1997 (in thousands):

---------------------------------------------------------------------------------------------------------------
                                                   THREE MONTHS   THREE MONTHS    SIX MONTHS     SIX MONTHS
                                                       ENDED          ENDED          ENDED          ENDED
                                                   JUNE 30, 1998  JUNE 30, 1997  JUNE 30, 1998  JUNE 30, 1997
---------------------------------------------------------------------------------------------------------------
Building acquisitions(1)(2)                             $ 70,650        $32,060       $250,231       $ 49,758
Development and land acquisition activity(3)(4)           56,284         27,236        116,664         47,827
Non-revenue-producing building
 improvements                                                414            266            792            362
Tenant improvement and leasing costs
 on second-generation leases(5)                            1,366          1,161          3,193          2,094
---------------------------------------------------------------------------------------------------------------
                                                        $128,714        $60,723       $370,880       $100,041
---------------------------------------------------------------------------------------------------------------

(1) Building acquisitions in 1998 included two buildings acquired while still under development. Both of these buildings were stabilized at June 30, 1998.
(2) Reflects aggregate acquisition costs including the assumption of indebtedness of $2,949,000 and the issuance of $3,264,000 of Common Units in the three months ended June 30, 1998, and the assumption of indebtedness of $83,846,000, the issuance of $33,088,000 of Common Units and other assumed liabilities, net of other assets, of $4,224,000 in the six months ended June 30, 1998. Reflects aggregate acquisition costs including the assumption of indebtedness of $3,750,000 and the issuance of $13,946,000 of Common Units in the six months ended June 30, 1997.
(3) Includes first-generation leasing costs on stabilized development properties totaling $1,480,000 and $249,000 in the three months ended and $2,023,000 and $1,346,000 in the six months ended June 30, 1998 and 1997, respectively.
(4) Reflects aggregate development and leasing costs including the issuance of $2,191,000 of Common Units and exclusive of the decrease in construction payables of $1,260,000 in the three months ended June 30, 1998, and net of the settlement of real estate loans of $7,898,000, the issuance of $8,490,000 of Common Units and exclusive of the increase in construction payables of $2,467,000 in the six months ended June 30, 1998. Reflects aggregate development and leasing costs exclusive of the decrease in construction payables of $1,119,000 in the three months ended June 30, 1997, and including the assumption of indebtedness of $610,000, the issuance of Common Units of $388,000 and exclusive of the decrease in construction payables of $1,714,000 in the six months ended June 30, 1997.
(5) Includes second-generation leasing costs totaling $630,000 and $510,000 in the three months ended and $1,437,000 and $1,067,000 in the six months ended June 30, 1998 and 1997, respectively.

The following table summarizes by period the Company's capitalized tenant improvement and leasing costs incurred in the renewal or re-leasing of previously occupied space for the six months ended June 30, 1998, and the year ended December 31, 1997, respectively. The information detailed below is presented based on the date the tenants occupy the leased space.

CAPITALIZED TENANT IMPROVEMENTS AND LEASING COSTS

--------------------------------------------------------------------------------------------
                                                               SIX MONTHS        YEAR
                                                                  ENDED          ENDED
(In thousands, except per square foot information)            JUNE 30, 1998  DEC. 31, 1997
--------------------------------------------------------------------------------------------
INDUSTRIAL PROPERTIES
 RE-LEASING
   Square feet re-leased                                                945          1,073
   Capitalized tenant improvements and leasing commissions           $1,973         $2,276
   Capitalized tenant improvements and leasing commissions
    per square foot                                                  $ 2.09         $ 2.12
 RENEWAL
   Square feet renewed                                                1,039          2,358
   Capitalized tenant improvements and leasing commissions           $  794         $1,392
   Capitalized tenant improvements and leasing commissions
    per square foot                                                  $ 0.76         $ 0.59
 TOTAL
   Square feet                                                        1,984          3,431
   Capitalized tenant improvements and leasing commissions           $2,767         $3,668
   Capitalized tenant improvements and leasing commissions
    per square foot                                                  $ 1.40         $ 1.07
--------------------------------------------------------------------------------------------
SUBURBAN OFFICE PROPERTIES
 RE-LEASING
   Square feet re-leased                                                 32             69
   Capitalized tenant improvements and leasing commissions           $  109         $  493
   Capitalized tenant improvements and leasing commissions
    per square foot                                                  $ 3.43         $ 7.11
 RENEWAL
   Square feet renewed                                                   65            134
   Capitalized tenant improvements and leasing commissions           $   22         $  267
   Capitalized tenant improvements and leasing commissions
    per square foot                                                  $ 0.34         $ 1.99
 TOTAL
   Square feet                                                           97            203
   Capitalized tenant improvements and leasing commissions           $  131         $  760
   Capitalized tenant improvements and leasing commissions
    per square foot                                                  $ 1.34         $ 3.74
--------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF TENANT AND LEASE EXPIRATION INFORMATION

TENANTS
As of June 30, 1998, the Company's properties were leased to 958 tenants including local, regional, national and international companies. The Company's 30 largest tenants (measured by annualized base rent for leases in place in stabilized properties and in properties under development or in lease-up where tenants were paying rent at June 30, 1998) occupy a total of approximately 4,583,000 square feet and represent 23.4% of the annualized base rent as shown in the table below.

30 LARGEST TENANTS MEASURED BY ANNUALIZED BASE RENT

------------------------------------------------------------------------------------------------------
                                                                                % OF TOTAL
                                            SQUARE     NUMBER     ANNUALIZED    ANNUALIZED
RANK                TENANT                   FEET     OF LEASES  BASE RENT(1)  BASE RENT(1)   STATE
------------------------------------------------------------------------------------------------------
   1  Northern Telecom, Inc.(2)              401,349          8  $ 3,002,853           2.2%   NC,TN
   2  Scientific Atlanta, Inc.               573,951         11    2,616,594           2.0%     GA
   3  IKON Office Solutions, Inc.            177,000          4    1,468,400           1.1%     GA
   4  Interpath Communications, Inc.          89,630          2    1,416,842           1.1%     NC
   5  GTE Mobilnet Service Corporation       126,124          3    1,351,146           1.0%   GA,NC
   6  360/o/ Communications                  114,476          7    1,299,767           1.0%     NC
   7  Radian International LLC                90,159          2    1,173,802           0.9%     NC
   8  Anixter, Inc.                          178,822          4    1,098,144           0.8%     GA
   9  Tech Data Corporation                  138,996          1    1,009,111           0.7%     FL
  10  Square D Company                       102,262          2      992,016           0.7%   TN,FL
  11  Honeywell, Inc.                         70,016          3      963,953           0.7%     GA
  12  PPD Pharmaco, Inc.                      89,130          5      934,271           0.7%     NC
  13  DeVry Inc.                              64,981          1      928,269           0.7%     GA
  14  The Athlete's Foot Group, Inc.         162,651          1      924,069           0.7%     GA
  15  Merisel, Inc.                          142,487          2      900,147           0.7%     FL
  16  Ingram-Micro, Inc.                     193,973          4      887,002           0.7%   GA,FL
  17  Fisher Scientific Company              223,219          1      875,019           0.7%     GA
  18  Moore U.S.A., Inc.                     200,515          1      812,086           0.6%     TX
  19  National Data Corporation               50,283          4      786,777           0.6%     GA
  20  Data General Corporation                86,000          1      775,720           0.6%     GA
  21  Saab Cars U.S.A., Inc.                  63,625          3      749,509           0.6%     GA
  22  Vanstar Corporation                     86,880          5      740,449           0.6%     GA
  23  Reckitt & Colman, Inc.                 313,900          2      733,120           0.5%     GA
  24  AT&T Corp.                              62,271          4      721,880           0.5%  NC,GA,TN
  25  Quadram Corp./Intelligent Systems      137,100          1      719,775           0.5%     GA
  26  Best Buy Stores, L.P.                  222,643          1      703,552           0.5%     GA
  27  United Healthcare Services, Inc.        72,991          2      699,856           0.5%   GA,SC
  28  Tridom Corporation                      87,017          3      690,045           0.5%     GA
  29  Ahlstrom Recovery, Inc.                 62,893          2      681,698           0.5%     GA
  30  Sally Foster, Inc.                     197,200          2      673,233           0.5%     SC
------------------------------------------------------------------------------------------------------
                                           4,582,544         92  $31,329,105          23.4%
------------------------------------------------------------------------------------------------------

(1) Annualized cash base rent net of rental concessions, if any, based on leases in place for stabilized properties and in properties under development or in lease-up where tenants were paying rent as of June 30, 1998.
(2) Leases with Northern Telecom totaling 370,824 square feet expire on June 30, 2005, but are subject to an early-termination right that permits Northern Telecom to terminate any of the leases on June 30, 2000, by delivering an early-termination notice to the Company on or before June 30, 1999. In the event it exercises its early-termination option, Northern Telecom will be obligated to make certain termination payments to the Company.

LEASE EXPIRATIONS

The following tables show scheduled lease expirations for the Company's total property portfolio, for its industrial property portfolio and for its suburban office portfolio, respectively, based on leases under which tenants were paying rent in both stabilized and pre-stabilized properties as of June 30, 1998, assuming no exercise of renewal options or termination rights, if any:

----------------------------------------------------------------------------------------------------
                                           SQUARE                      ANNUALIZED     % OF TOTAL
               YEAR OF                      FEET        % OF TOTAL    BASE RENT(1)    ANNUALIZED
             EXPIRATION                (IN THOUSANDS)  SQUARE FEET   (IN THOUSANDS)  BASE RENT(1)
----------------------------------------------------------------------------------------------------
TOTAL PORTFOLIO
                1998                           2,424          11.1%       $ 13,455           9.6%
                1999                           2,396          10.9%         15,149          10.8%
                2000                           3,530          16.1%         21,525          15.4%
                2001                           2,546          11.6%         15,595          11.2%
                2002                           2,969          13.6%         23,986          17.2%
                2003                           2,344          10.7%         17,809          12.7%
                2004                           1,262           5.8%          7,871           5.6%
                2005                           1,027           4.7%          3,667           2.6%
                2006                             769           3.5%          3,977           2.8%
                2007                           1,318           6.0%          7,917           5.7%
                2008                             563           2.6%          3,586           2.6%
                2009                              20           0.1%            157           0.1%
                2010                              65           0.3%             90           0.1%
                2011                             350           1.6%          1,784           1.3%
           2012 and later                        319           1.4%          3,233           2.3%
----------------------------------------------------------------------------------------------------
                                            21,902(2)        100.0%       $139,801         100.0%
----------------------------------------------------------------------------------------------------
INDUSTRIAL PROPERTIES
                1998                           2,181          11.0%       $ 10,043           9.2%
                1999                           2,209          11.2%         12,970          11.8%
                2000                           3,288          16.6%         18,134          16.5%
                2010                           2,433          12.3%         13,954          12.7%
                2002                           2,550          12.9%         16,920          15.4%
                2003                           2,052          10.4%         12,928          11.8%
                2004                           1,150           5.8%          5,995           5.5%
                2005                             996           5.0%          3,207           2.9%
                2006                             748           3.8%          3,608           3.3%
                2007                           1,262           6.4%          7,327           6.7%
                2008                             477           2.4%          2,056           1.9%
                2009                              20           0.1%            157           0.1%
                2010                               0           0.0%              0           0.0%
                2011                             293           1.5%          1,704           1.6%
           2012 and later                        104           0.6%            701           0.6%
----------------------------------------------------------------------------------------------------
                                              19,763         100.0%       $109,704         100.0%
----------------------------------------------------------------------------------------------------
                                                                (Table continued on following page)

----------------------------------------------------------------------------------------------------
                                        SQUARE                      ANNUALIZED     % OF TOTAL
             YEAR OF                     FEET        % OF TOTAL    BASE RENT(1)    ANNUALIZED
            EXPIRATION              (IN THOUSANDS)  SQUARE FEET   (IN THOUSANDS)  BASE RENT(1)
----------------------------------------------------------------------------------------------------
SUBURBAN
OFFICE PROPERTIES
               1998                           230          13.4%        $ 3,216          12.0%
               1999                           140           8.1%          1,757           6.6%
               2000                           190          11.1%          2,833          10.6%
               2001                           110           6.4%          1,587           5.9%
               2002                           416          24.2%          7,007          26.2%
               2003                           284          16.5%          4,687          17.5%
               2004                           104           6.1%          1,700           6.4%
               2005                            26           1.5%            382           1.4%
               2006                            17           1.0%            310           1.2%
               2007                            56           3.3%            590           2.2%
               2008                            79           4.6%          1,530           5.7%
               2009                             0           0.0%              0           0.0%
               2010                             0           0.0%              0           0.0%
               2011                             0           0.0%              0           0.0%
          2012 and later                       65           3.8%          1,164           4.3%
----------------------------------------------------------------------------------------------------
                                            1,717         100.0%        $26,763         100.0%
----------------------------------------------------------------------------------------------------

   (1) Annualized base rent represents the annualized monthly base rental at the time of lease expiration.
   (2) The total square footage as of June 30, 1998, is comprised of approximately 21,388,000 square feet of leases in in-service properties, and approximately 514,000 square feet of leases in properties under development or in lease-up where tenants are paying rent as of June 30, 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" was issued prescribing new guidelines for the reporting of segment data. SFAS 131 will apply to all public, for-profit companies and will be effective for the Company beginning with the fourth quarter and year ending December 31, 1998. The Company is reporting under prior accounting standards, but may be required to provide certain segment disclosures under SFAS 131. The Company continues to evaluate the disclosure provisions of SFAS 131 and plans to adopt SFAS 131 in it financial statements for the year ending December 31, 1998.

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

In June 1998, SFAS 133, "Accounting for Derivative Instruments and for Hedging Activities," was issued prescribing new accounting standards for the accounting and disclosures of derivative instruments and hedging transactions. SFAS 133 will be effective for the Company beginning January 1, 2000. The Company is evaluating the provisions of SFAS 133 and plans to adopt SFAS 133 in its financial statements beginning in 2000.

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

OTHER MATTERS

The Company continues to assess the potential impact of the year 2000 on the processing of date-sensitive information by the Company's hardware and software information systems. The year 2000 issue is the result of many computer programs recognizing a date ending with "00" as the year 1900 rather than the year 2000, causing potential system failures or miscalculations which could result in disruptions of normal business operations. The Company's primary financial and operating systems are supplied by third-party suppliers. Based on communications with these third-party suppliers, evaluations of third-party systems and internal assessments of in-house information systems, the costs of addressing potential year 2000 issues are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. In fact, most of the Company's software systems are either currently year 2000 compliant or will be compliant well in advance of January 1, 2000. However, such conclusions are based upon communications, evaluations and assessments to date, and if future negative events occur which can not be resolved in a timely manner, it could results in material financial risk to the Company. To date, the Company has not incurred any material incremental costs relating to the matter.

Additionally, the Company is assessing the potential impact of the year 2000 issue resulting from the potential failure of its key building mechanical systems and the failure of its major vendors, suppliers and tenants to be year 2000 compliant. Any significant failures in these areas could result in a material disruption of the Company's business. The Company anticipates the completion of its assessments and evaluations in these areas by early 1999. The Company plans to allocate the time and resources necessary to timely resolve any significant year 2000 issues.

PART II - OTHER INFORMATION
ITEM 2 - CHANGE IN SECURITIES

       On May 20, 1998, the Board of Directors of the Company adopted a Shareholder Rights Plan pursuant to a Rights Agreement (the "Rights Agreement") and authorized and declared a dividend of one Preferred Stock Purchase Right (a "Right") with respect to each outstanding share of common stock, par value $.01 per share ("Common Stock"), of the Company. On June 26, 1998, the Company filed a registration statement of Form 8-A with the Securities and Exchange Commission to register the Rights under the Securities Exchange Act of 1934, as amended. For additional information, reference is made to the Form 8-A, including the exhibits thereto.

       During the three months ended June 30, 1998, the Company caused the Operating Partnership to issue a total of 171,142 Common Units in the Operating Partnership, in full or partial consideration for the acquisition of real estate properties. The aggregate value of the properties acquired by the Company in exchange for such Common Units was approximately $5,455,000. Common Units are convertible by their holders into shares of common stock on a one-for-one basis, or into cash, at the Company's option. The Common Units were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act in reliance, in part, upon the representations and warranties set forth in the acquisition agreements. Certain of these Common Units are subject to registration rights and lock-up agreements which generally restrict the disposition of the Common Units until the designated lock-up periods expire.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Company held its annual shareholders meeting on May 20, 1998. The following directors were elected.

                                              Votes      Votes
                               Board Term      For      Against  Abstain
       -----------------------------------------------------------------
       Forrest W. Robinson    Through 2001  14,631,680       --  228,914
       Charles R. Eitel       Through 2001  14,631,870       --  228,724
       Harold S. Lichtin      Through 2001  14,629,782       --  230,813

       Seven additional directors, Thomas D. Senkbeil, John W. Nelley, Jr., Barrington H. Branch, William Cavanaugh III, A. Ray Weeks, Jr., George D. Busbee and William O. McCoy continue to serve their existing terms through 1999 or 2000, as applicable. Effective June 1, 1998, Armando Codina, CEO of Codina Group, Inc., was appointed to the Board of Directors to fill an existing vacancy, with a term through 2001, subject to the approval of shareholders at the Company's 1999 annual meeting.

       Additionally, the shareholders of the Company approved at the annual meeting the adoption of the Company's 1998 Incentive Stock Plan (the "Plan"). The Plan was approved with 11,226,031 votes for the Plan, 1,484,492 votes against the Plan with 44,096 shares abstaining.

       No other matters were submitted to a vote of the shareholders at the annual meeting held on May 20, 1998.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits
        4.1*  - Form of Rights Agreements

       10.1 - Syndicated Credit Agreement dated July 1, 1998, by and among Weeks Realty, L.P., as borrower, Weeks Corporation, Weeks GP Holdings, Inc., and Weeks LP Holdings, Inc., as guarantors, and Wachovia Bank, N.A., as agent bank for syndicated bank group.

       10.2 - Swing Credit Agreement dated July 1, 1998, by and among Weeks Realty, L.P., as borrower, Weeks Corporation, Weeks GP Holdings, Inc., and Weeks LP Holdings, Inc., as guarantors, and Wachovia Bank, N.A., as lender.

       10.3** - Asset Purchase Agreement dated April 23, 1998, among MEPC PLC and Weeks Realty, L.P., and certain other purchases as described therein.

       10.4 - Tenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Weeks Realty, L.P., dated April 3, 1998.

       10.5 - Eleventh Amendment to Seconded Amended and Restated Agreement of Limited Partnership of Weeks Realty, L.P., dated May 26, 1998.

       10.6 - Twelfth Amendment to Second Amended and Restated Agreement of Limited Partnership of Weeks Realty, L.P., dated June 3, 1998.

       10.7 - Registration Rights and Lock-Up Agreement dated April 3, 1998, by and among Weeks Corporation and Sanford H. Orkin and Barbara
                H. Orkin.

       10.8 - Registration Rights and Lock-Up Agreement dated May 26, 1998 by and among Weeks Corporation and The Futrell Properties Limited Partnership No.1.

       10.9 - Registration Rights and Lock-Up Agreement dated June 3, 1998, by and among Weeks Corporation and Thomas M. Beckman and Thomas
                B. Fowler, Jr.

       10.10  - Weeks Corporation 1998 Incentive Stock Plan

       10.11  - Amendment No. 1 to the Weeks Corporation 1998 Incentive Stock
                Plan.

       10.12 - Weeks Corporation Amended and Restated 1998 Deferred Compensation Plan.

       27.1   - Financial data schedule.

  (b)  Reports on Form 8-K

       Form 8-K dated May 20, 1998 and filed on June 1, 1998, reporting the adoption of a shareholders rights plan.

       Form 8-K dated June 16, 1998 and filed on June 16, 1998, reporting the acquisition of real estate properties on June 1, 1998.

*   Filed as an exhibit to the Company's Current Report on Form 8-K dated
    May 20, 1998
** Filed as an exhibit to the Company's Current Report on Form 8-K dated June 16, 1998

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WEEKS CORPORATION
                                        ---------------------------
                                        (Registrant)


August 14, 1998                         /s/ A. R. Weeks, Jr.
                                        ---------------------------
                                        A. R. Weeks, Jr.
                                        Chairman of the Board and
                                        Chief Executive Officer



August 14, 1998                         /s/ David P. Stockert
                                        ---------------------------
                                        David P. Stockert
                                        Senior Vice President and
                                        Chief Financial Officer

                                 EXHIBIT INDEX

 Exhibit No.      Description
--------------------------------------------------------------------------------
     4.1*      Form of Rights Agreements

     10.1 Syndicated Credit Agreement dated July 1, 1998, by and among Weeks Realty, L.P., as borrower, Weeks Corporation, Weeks GP Holdings, Inc., and Weeks LP Holdings, Inc., as guarantors, and Wachovia Bank, N.A., as agent bank for syndicated bank group.

     10.2 Swing Credit Agreement dated July 1, 1998, by and among Weeks Realty, L.P., as borrower, Weeks Corporation, Weeks GP Holdings, Inc., and Weeks LP Holdings, Inc., as guarantors, and Wachovia Bank, N.A., as lender.

     10.3** Asset Purchase Agreement dated April 23, 1998, among MEPC PLC and Weeks Realty, L.P., and certain other purchases as described therein.

     10.4 Tenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Weeks Realty, L.P., dated April 3, 1998.

     10.5 Eleventh Amendment to Seconded Amended and Restated Agreement of Limited Partnership of Weeks Realty, L.P., dated May 26, 1998.

     10.6 Twelfth Amendment to Second Amended and Restated Agreement of Limited Partnership of Weeks Realty, L.P., dated June 3, 1998.

     10.7 Registration Rights and Lock-Up Agreement dated April 3, 1998, by and among Weeks Corporation and Sanford H. Orkin and Barbara H. Orkin.

     10.8 Registration Rights and Lock-Up Agreement dated May 26, 1998 by and among Weeks Corporation and The Futrell Properties Limited Partnership No.1.

     10.9 Registration Rights and Lock-Up Agreement dated June 3, 1998, by and among Weeks Corporation and Thomas M. Beckman and Thomas B. Fowler, Jr.

     10.10     Weeks Corporation 1998 Incentive Stock Plan

     10.11     Amendment No. 1 to the Weeks Corporation 1998 Incentive Stock
               Plan.

     10.12     Weeks Corporation Amended and Restated 1998 Deferred Compensation
               Plan.

     27.1      Financial data schedule.


* Filed as an exhibit to the Company's Current Report on Form 8-K dated May 20, 1998
** Filed as an exhibit to the Company's Current Report on Form 8-K dated June 16, 1998