Form 10-Q
period 1998-09-30
WEEKS CORP
filed 1998-11-13
CIK 925558

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998

                                      OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

            For the Transition Period from         to
                                           --------   --------

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date (19,671,787 shares of common stock outstanding as of November 6, 1998)

INDEX                                                                      PAGE
--------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Condensed Balance Sheets
         at September 30, 1998 and December 31, 1997......................    3

         Consolidated Condensed Statements of Operations
         for the three and nine months ended September 30, 1998 and 1997..    4

         Consolidated Condensed Statements of Cash Flows
         for the nine months ended September 30, 1998 and 1997............    5


         Notes to Consolidated Condensed Financial
         Statements.......................................................    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................   17

PART II. OTHER INFORMATION
-------------------------------------------------------------------------------
ITEM 2.  CHANGES IN SECURITIES............................................   33

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................   33


SIGNATURES ...............................................................   34
-------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                               Weeks Corporation
                     Consolidated Condensed Balance Sheets

-------------------------------------------------------------------------------------------------------------------
                                                                                  September 30,   December 31,
(Unaudited; in thousands, except share data)                                           1998           1997
===================================================================================================================
ASSETS
Real estate assets
  Land                                                                             $  157,795       $106,196
  Buildings and improvements                                                          944,385        627,309
  Accumulated depreciation                                                            (86,505)       (61,548)
-------------------------------------------------------------------------------------------------------------------
     Operating real estate assets                                                   1,015,675        671,957
-------------------------------------------------------------------------------------------------------------------
  Developments in progress                                                            189,485        100,433
  Land held for future development                                                     37,689         22,562
-------------------------------------------------------------------------------------------------------------------
     Net real estate assets                                                         1,242,849        794,952
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                 299          5,421
Receivables                                                                            10,972          7,031
Deferred costs, net                                                                    23,136         13,087
Investments in and notes receivable
  from unconsolidated service companies                                                38,251          9,257
Investments in unconsolidated real estate entities                                     34,574          2,525
Other assets                                                                           16,688         20,088
-------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                  $1,366,769       $852,361
===================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Debt
  Mortgage notes payable                                                           $  265,544       $192,595
  Unsecured notes                                                                     200,000             --
  Credit facility borrowings                                                          210,720         82,920
-------------------------------------------------------------------------------------------------------------------
     Total debt                                                                       676,264        275,515
-------------------------------------------------------------------------------------------------------------------
Accounts payable and accrued expenses                                                  28,763         14,578
Other liabilities                                                                       8,830          4,876
-------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                713,857        294,969
-------------------------------------------------------------------------------------------------------------------
Minority interests in Operating Partnership                                           135,082         98,344
-------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity
  Preferred Stock, at $25.00 liquidation preference; 20,000,000 shares authorized; 6,000,000, 8% series A cumulative redeemable
     shares issued and outstanding                                                    150,000        150,000
  Common Stock, $0.01 par value; 100,000,000 shares authorized;
     19,615,969 and 17,703,992 shares issued and outstanding
     at September 30, 1998 and December 31, 1997, respectively                            196            177
  Common stock warrants                                                                 1,400             --
  Additional paid-in capital                                                          428,658        370,696
  Deferred compensation                                                                  (718)          (895)
  Accumulated deficit                                                                 (61,706)       (60,930)
-------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                       517,830        459,048
-------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $1,366,769       $852,361
===================================================================================================================

The accompanying notes are an integral part of these condensed balance sheets.

                               WEEKS CORPORATION
                Consolidated Condensed Statements Of Operations

------------------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months     Three Months      Nine Months      Nine Months
                                                                      Ended            Ended            Ended            Ended
(Unaudited; in thousands, except per share data)                 Sept. 30, 1998   Sept. 30, 1997   Sept. 30, 1998   Sept. 30, 1997
====================================================================================================================================
REVENUES
  Rental income                                                  $34,269          $21,047           $ 94,312          $57,326
  Tenant reimbursements                                            4,339            2,903             12,433            7,319
  Other                                                              479              329              1,361              971
------------------------------------------------------------------------------------------------------------------------------------
                                                                  39,087           24,279            108,106           65,616
------------------------------------------------------------------------------------------------------------------------------------
EXPENSES
  Property operating, maintenance
  and management                                                   5,729            3,473             15,784            8,762
  Real estate taxes                                                3,395            1,927              9,133            5,394
  Depreciation and amortization                                    9,944            6,300             27,500           17,344
  Interest, including amortization of
     deferred financing costs                                      8,459            5,014             21,836           15,020
  General and administrative                                       1,471              881              4,085            2,633
------------------------------------------------------------------------------------------------------------------------------------
                                                                  28,998           17,595             78,338           49,153
------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE EQUITY IN EARNINGS OF
  UNCONSOLIDATED ENTITIES, INTEREST INCOME
  AND GAIN ON SALE OF REAL ESTATE ASSETS                          10,089            6,684             29,768           16,463
  Equity in earnings of unconsolidated
     service companies                                               781              314              1,670            1,538
  Equity in earnings of unconsolidated
     real estate entities                                             66               --                220               --
  Interest income                                                    231              453                757              996
  Gain on sale of real estate assets                                  53               --                 53              209
------------------------------------------------------------------------------------------------------------------------------------
Income before minority interests                                  11,220            7,451             32,468           19,206
  Minority interests                                              (2,149)          (1,683)            (6,130)          (4,533)
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                         9,071            5,768             26,338           14,673
  Dividends to preferred shareholders                             (3,000)              --             (9,000)              --
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                      $ 6,071          $ 5,768           $ 17,338          $14,673
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
  Basic                                                          $  0.31            $0.33           $   0.91            $0.92
  Diluted                                                           0.31             0.32               0.90             0.91
------------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES
  Basic                                                           19,574           17,693             19,122           15,904
  Diluted                                                         26,654           23,017             26,056           21,018
------------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these condensed financial statements.

                               WEEKS CORPORATION
                Consolidated Condensed Statements Of Cash Flows

-------------------------------------------------------------------------------------------------------------------
                                                                               Nine Months      Nine Months
                                                                                  Ended            Ended
(Unaudited; in thousands)                                                    Sept. 30, 1998   Sept. 30, 1997
===================================================================================================================
OPERATING ACTIVITIES
Net income                                                                      $  26,338        $  14,673
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Minority interests                                                                6,130            4,533
  Depreciation and amortization                                                    27,500           17,344
  Amortization of deferred financing costs                                          1,184              679
  Amortization of deferred compensation                                               227              216
  Straight-line rent revenue                                                       (1,351)            (500)
  Undistributed earnings of unconsolidated entities                                    --             (227)
  Gain on sale of real estate assets                                                  (53)            (209)
Net change in:
  Receivables and other assets                                                     (4,577)          (2,573)
  Deferred costs                                                                   (5,130)          (4,354)
  Accounts payable and accrued expenses                                             7,635            5,792
  Other liabilities                                                                 2,076            1,164
-------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          59,979           36,538
-------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Property acquisition, development and construction                               (314,885)        (112,349)
Real estate loans                                                                  (5,392)         (18,038)
Investments in and advances to unconsolidated entities                            (60,258)              --
Distributions in excess of earnings of unconsolidated entities                        501               --
Collections of notes receivable and other                                             705              690
Proceeds from sale of real estate assets                                            2,373            2,484
-------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                            (376,956)        (127,213)
-------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Common share offering proceeds                                                     48,600          112,902
Underwriting discount and offering costs                                           (1,400)          (6,334)
Proceeds from issuance of common stock warrants,
  stock option exercises and dividend reinvestment plan                             7,131              698
Unsecured note borrowings                                                         200,000               --
Line of credit proceeds, net                                                      127,800           50,698
Payments of mortgage notes payable                                                (18,188)         (41,667)
Deferred financing costs                                                           (8,071)            (126)
Dividends to shareholders                                                         (35,362)         (19,709)
Distributions to minority interests                                                (8,655)          (5,571)
-------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         311,855           90,891
-------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (5,122)             216
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      5,421              260
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $     299        $     476
===================================================================================================================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company's 1998 property acquisition and development activity was net of the settlement of real estate loans of $10,785,000, the assumption of other liabilities in excess of other assets of $4,224,000, the assumption of indebtedness of $91,137,000 and the issuance of Common Units valued at $52,426,000.

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

As of September 30, 1998, the Company had outstanding 19,615,969 shares of common stock and owned the same number of units of common limited partnership interest in the Operating Partnership ("Common Units"), and the Company's ownership interest in the Operating Partnership was 73.1%. Common Units held by persons other than the Company totaled 7,202,593 as of September 30, 1998, and represented a 26.9% minority interest in the Operating Partnership. Common Units representing the 26.9% minority interest in the Operating Partnership are convertible by their holders into shares of common stock on a one-for-one basis, or into cash, at the Company's option. The Company's weighted average ownership interest in the Operating Partnership was 73.9% and 77.5% for the three months ended and 73.9% and 76.4% for the nine months ended September 30, 1998 and 1997, respectively.

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

As of September 30, 1998, the Company's in-service property portfolio, including one property totaling 86,000 square feet held in a 50% owned entity, consisted of 269 industrial properties, 30 suburban office properties and 5 retail properties comprising 23,455,000 square feet. The Company's primary markets and the concentration of the Company's in-service portfolio (based on square footage) are Atlanta, Georgia (56.4%), Nashville, Tennessee (11.6%), Miami, Florida (10.4%), Raleigh-Durham-Chapel Hill, North Carolina (9.8%), Dallas/Ft. Worth, Texas (4.6%), Orlando, Florida (3.2%), Jacksonville, Florida (2.4%) and Spartanburg, South Carolina (1.6%). In addition, 45 industrial and suburban office properties and one property expansion were under development or in lease-up and one industrial property was under agreement to acquire as of September 30, 1998, comprising an additional 5,698,000 square feet.

2.  BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements include the consolidated condensed financial position of the Company and its subsidiaries at September 30, 1998, and December 31, 1997, and their results of operations and cash flows for the three and nine months ended September 30, 1998 and 1997. The Service Companies and their subsidiaries are reflected in the accompanying consolidated condensed financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated condensed financial statements. Certain prior year amounts have been reclassified to conform to the 1998 presentation.

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

3.  BORROWINGS

Total borrowings at September 30, 1998 and December 31, 1997 consist of the following (in thousands):

----------------------------------------------------------------------------------
                                                               SEPT. 30,  DEC. 31,
                                                                 1998       1997
----------------------------------------------------------------------------------
     Unsecured Notes
       Due 2005, interest at 6.875%                            $100,000  $       -
       Due 2007, interest at 7.375%                             100,000          -
----------------------------------------------------------------------------------
                                                                200,000          -
----------------------------------------------------------------------------------
     UNSECURED CREDIT FACILITY                                  210,720     82,920
----------------------------------------------------------------------------------

     MORTGAGE NOTES
       Fixed rate notes, interest at 6.00% to 9.80%,
          due in 1999 to 2012                                   259,781    186,798
       Variable rate industrial revenue bonds,
          interest at 4.00% to 6.45% at September 30, 1998,
          due in 2004 to 2010                                     5,763      5,797
----------------------------------------------------------------------------------
                                                                265,544    192,595
----------------------------------------------------------------------------------
     TOTAL BORROWINGS                                          $676,264   $275,515
----------------------------------------------------------------------------------

UNSECURED NOTES

On August 4, 1998, the Operating Partnership issued $100,000,000 of 7.375% unsecured notes due August 1, 2007. In the first quarter of 1998, the Operating Partnership issued $100,000,000 of 6.875% unsecured notes due March 15, 2005. The proceeds from these unsecured notes were used to reduce borrowings under the Operating Partnership's revolving credit facility. These unsecured notes are subject to certain covenants, including those governing the Operating Partnership's interest and fixed charge coverage and total leverage.

CREDIT FACILITY

Effective July 1, 1998, the Operating Partnership refinanced its existing $225,000,000 syndicated revolving line of credit (the "Line of Credit") and expanded its bank lending group to five banks. Additionally, effective July 1, 1998, the Operating Partnershp entered into a $20,000,000 swing revolving credit facility (the "Swing Facility") with one bank. The combined Line of Credit and Swing Facility are referred to herein as the "Credit Facility." The Credit Facility is unsecured and can be used for development and construction, acquisitions and general corporate purposes. The entire Credit Facility is guaranteed by the Company. Additionally, the Company and the Operating Partnership are required to meet certain financial and non-financial covenants including those governing the Company's and the Operating Partnership's maximum unsecured borrowings, total leverage, limitations on secured borrowings and a restriction on the amount of dividends and distributions to not more than 95% of "funds from operations," a REIT industry measure of operating performance, unless the additional amounts are necessary to maintain the Company's REIT status under the Code. The Line of Credit matures on December 31, 2000, and may be extended annually through December 31, 2002, subject to annual extension fees of 0.10%. The Swing Facility matures on June 30, 1999 and may be extended annually.

In periods prior to March 17, 1998, the Service Companies and Weeks Development were direct borrowers under the Credit Facility. In connection with the issuance of the unsecured notes in March 1998 and the refinancing of the Credit Facility discussed above, the Service Companies and Weeks Development refinanced their Credit Facility borrowings with intercompany loans from the Operating Partnership (see Note 4).

Interest under the Credit Facility accrues at bank prime minus 0.25% or at LIBOR plus 0.80% at the election of the Operating Partnership. In addition, the Operating Partnership pays annual facility fees equal to 0.15% of the total Line of Credit. The weighted average interest rate on Credit Facility borrowings, excluding the effect of the interest rate swap agreements described below, was 6.4% at September 30, 1998. Prior to July 1, 1998, interest under the Credit Facility accrued at bank prime minus 0.25% or at LIBOR plus 1.05%, at the election of the Operating Partnership, and fees on the unused portion of the Credit Facility were 0.15%.

Interest paid, net of amounts capitalized, totaled $17,373,000 and $14,123,000 for the nine months ended September 30, 1998 and 1997, respectively. Interest costs capitalized totaled $3,443,000 and $1,516,000 for the three months and $8,302,000 and $3,738,000 for the nine months ended September 30, 1998 and 1997, respectively.

At September 30, 1998, the Company had in place two interest rate swap agreements with a commercial bank to effectively change the interest costs on $40,000,000 of Credit Facility borrowings from the variable rates discussed above to fixed rates. The agreements, with notional principal amounts of $10,000,000 and $30,000,000, mature in July 1999 and July 2001 with effective fixed interest rates of 7.3% and 7.6%, respectively.

MORTGAGE NOTES PAYABLE

At September 30, 1998, fixed rate mortgage notes payable included 34 notes with a weighted average interest rate of 8.2%. The weighted average term to maturity of fixed rate mortgage notes payable was 6.6 years at September 30, 1998. Total mortgage indebtedness increased by $72,949,000 in 1998 due to the assumption of five mortgage notes totaling $91,137,000 in connection with the Company's building acquisitions, net of principal repayments and retirements of $18,188,000. Certain Company officers and Common Unitholders guarantee a portion of the fixed rate mortgage notes.

DEBT MATURITIES
Scheduled maturities of total borrowings at September 30, 1998, are summarized as follows (in thousands):

               ----------------------------------------------
                  YEAR                              AMOUNT
               ----------------------------------------------
                 Remainder of 1998              $  1,026
                 1999                             71,226(a)
                 2000                            229,373(a)
                 2001                             12,885
                 2002                              9,874
                 2003 and thereafter             351,880
               ----------------------------------------------
                                                $676,264
               ----------------------------------------------

(a) Includes $18,570 maturing in 1999 under the Swing Facility and $192,150 maturing in 2000 under the Line of Credit, assuming that no extensions are exercised.

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

The following information summarizes the financial position, results of operations and cash flows of the Service Companies and their subsidiaries on a combined basis (in thousands):

   -------------------------------------------------------------------------
                                                SEPTEMBER 30,   DECEMBER 31,
   Financial Position                               1998           1997
   =========================================================================
   Assets
   Real estate assets                              $13,874         $12,403
   Investments in unconsolidated entities           11,820           2,849
   Receivables and other assets                     30,488          20,158
   -------------------------------------------------------------------------
                                                   $56,182         $35,410
   =========================================================================
   LIABILITIES AND EQUITY
   Borrowings from the Operating Partnership       $39,106         $10,900
   Credit facility borrowings                           --          16,620
   Other borrowings                                  2,309           2,000
   Other liabilities                                15,597           7,513
   Total equity (deficit)                             (830)         (1,623)
   -------------------------------------------------------------------------
                                                   $56,182         $35,410
   =========================================================================

As discussed in Note 3 and effective March 17, 1998, the operations of the Service Companies and their subsidiaries are financed through line of credit borrowings from the Operating Partnership. These line of credit borrowings accrue interest at bank prime plus 1%, payable monthly, and are due on demand. Previously, these entities were financed through direct borrowings under the Credit Facility. As part of these financing arrangements, the Service Companies and their subsidiaries have agreed not to incur any additional unsecured borrowings other than through borrowings from the Operating Partnership. Borrowings from the Operating Partnership also include $10,876,000 of 12% notes due in 2004.

At September 30, 1998, the Company's investment in and notes receivable from the Service Companies and their subsidiaries totaling $38,251,000 includes notes receivable from the Service Companies and their subsidiaries of $39,106,000 and the Company's investment in the Subsidiaries of ($856,000).

   ---------------------------------------------------------------------------------------------------------------
                                                  THREE MONTHS     THREE MONTHS      NINE MONTHS      NINE MONTHS
                                                      ENDED            ENDED            ENDED            ENDED
   Results of Operations                         Sept. 30, 1998   Sept. 30, 1997   Sept. 30, 1998   Sept. 30, 1997
   ===============================================================================================================
   Revenue
   Construction and development fees                 $1,277           $  724         $  2,482          $ 1,781
   Landscape                                          1,729            1,442            4,288            4,313
   Commissions                                          177              150              967              612
   Property management fees and other                    43              118              173              404
   ---------------------------------------------------------------------------------------------------------------
                                                      3,226            2,434            7,910            7,110
   ---------------------------------------------------------------------------------------------------------------
   COSTS AND EXPENSES
   Direct costs                                       1,339            1,440            3,446            3,901
   Interest expense  Operating Partnership              719              326            1,867              981
   Interest expense - other                              38               14              109              178
   General and administrative                           783              642            2,542            1,681
   Other                                                218              103              552              385
   ---------------------------------------------------------------------------------------------------------------
                                                      3,097            2,525            8,516            7,126
   ---------------------------------------------------------------------------------------------------------------
   INCOME (LOSS) BEFORE GAINS ON SALE OF
        properties and equity in earnings
        of unconsolidated entities                      129              (91)            (606)             (16)
   Gain on sale of properties - third parties             -               79              377              313
   Gain on sale of properties  Operating
        Partnership                                     148                -              290              580
   Equity in earnings of
        unconsolidated entities                         184                -              649              271
   ---------------------------------------------------------------------------------------------------------------
   NET INCOME (LOSS)                                 $  461           $  (12)        $    710          $ 1,148
   ---------------------------------------------------------------------------------------------------------------
   Net income attributable
        to Operating Partnership                     $  456           $  (12)        $    702          $ 1,137
   Interest expense  Operating Partnership              719              326            1,867              981
   Elimination of intercompany
        profits  Operating Partnership                 (394)               -             (899)            (580)
   ---------------------------------------------------------------------------------------------------------------
   Equity in earnings of Service Companies           $  781           $  314         $  1,670          $ 1,538
   ===============================================================================================================
   Distributions and interest paid
        to Operating Partnership                     $1,818           $1,311         $  2,191          $ 1,311
   ===============================================================================================================

   ---------------------------------------------------------------------------------------------------------------
                                                                                    Nine Months      Nine Months
                                                                                       Ended            Ended
   Cash Flows                                                                      Sept. 30, 1998   Sept. 30, 1997
   ===============================================================================================================
   Operating activities                                                             $ (2,582)         $(7,229)
   Investing activities                                                              (11,964)          (5,206)
   Financing activities                                                                9,895           10,593
   ---------------------------------------------------------------------------------------------------------------

In connection with the Company's January 1998 acquisition of a real estate portfolio in Miami, Florida (see Note 7), the Service Companies acquired a one-third interest in Codina Group, Inc. ("Codina"), a Miami-based real estate services company, for aggregate consideration of approximately $9,600,000.

5.  SHAREHOLDERS' EQUITY

The Company declared and paid quarterly common stock dividends relating to the second quarter of 1998 of $9,079,000 or $0.465 per common share during the three months ended September 30, 1998. Additionally, the minority Common Unitholders in the Operating Partnership received cash distributions totaling $3,143,000 or $0.465 per Common Unit during the three months ended September 30, 1998. The Company also declared and paid a quarterly Series A preferred stock dividend of $3,000,000 or $0.50 per share during the three months ended September 30, 1998. In October 1998, the Company declared and paid quarterly common stock dividends and made distributions to minority Unitholders relating to the third quarter of 1998 of $9,122,000 or $0.465 per common share and $3,223,000 or $0.465 per
Common Unit, respectively. Additionally, in October 1998, the Company declared and paid a quarterly Series A preferred stock dividend of $3,000,000 or $0.50 per share.

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

6.  NET INCOME PER COMMON SHARE

The Company adopted the provisions of SFAS 128 for the year ended December 31, 1997. For the three and nine months ended September 30, 1998 and 1997, reconciliations of income available to common shareholders and weighted average common shares used in the Company's basic and diluted net income per common share computations are detailed below (in thousands, except per share data):

------------------------------------------------------------------------------------------------------------------
                                                     THREE MONTHS    THREE MONTHS    NINE MONTHS     NINE MONTHS
                                                        ENDED           ENDED           ENDED           ENDED
                                                    Sept. 30, 1998  Sept. 30, 1997  Sept. 30, 1998  Sept. 30, 1997
------------------------------------------------------------------------------------------------------------------
Computation of Net Income per Common Share
Net income available to common
 shareholders - basic                                 $ 6,071         $ 5,768         $17,338         $14,673
Minority interests in earnings of
 the Operating Partnership                              2,149           1,683           6,130           4,533
------------------------------------------------------------------------------------------------------------------
Net income available to common
  shareholders - diluted                              $ 8,220         $ 7,451         $23,468         $19,206
------------------------------------------------------------------------------------------------------------------
Weighted average common shares - basic                 19,574          17,693          19,122          15,904
 Dilutive securities -
  Common Units of limited partnership interest in
  the Operating Partnership                             6,932           5,141           6,762           4,912
 Stock options                                            148             183             172             202
------------------------------------------------------------------------------------------------------------------
 Weighted average common shares - diluted              26,654          23,017          26,056          21,018
------------------------------------------------------------------------------------------------------------------
 NET INCOME PER COMMON SHARE
  Basic                                               $  0.31         $  0.33         $  0.91         $  0.92
 Diluted                                                 0.31            0.32            0.90            0.91
------------------------------------------------------------------------------------------------------------------

Basic net income per common share for the periods presented was computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share was computed assuming that Common Units were converted into common stock on the later of the beginning of the period presented or upon their actual issuance and based on the dilutive effect of stock options outstanding. The Company has 662,000 outstanding stock options and 350,000 outstanding stock warrants that were not dilutive in the three and nine months ended September 30, 1998.

Previously reported net income per common share under prior accounting standards was equal to basic net income per common share under SFAS 128.

7.  ACQUISITIONS/DISPOSITIONS

In the third quarter of 1998, the Operating Partnership acquired nine industrial buildings totaling approximately 835,000 square feet for approximately $42,489,000. The aggregate acquisition consideration was comprised of the issuance of $10,848,000 of Common Units, the assumption of mortgage indebtedness of $3,290,000 and $28,351,000 of cash, used to fund the assumption and repayment of indebtedness, closing costs and acquisition expenses, funded through Credit Facility borrowings. The acquired properties are located in Tennessee, Florida and Georgia.Two of the buildings, under development prior to their acquisition, were acquired from NWI Warehouse Group, L.P. ("NWI"), a related entity, for total acquisition consideration of approximately $13,957,000.

In July 1998, the Operating Partnership sold a 30,381 square foot building located in Miami, Florida to one of the building's tenants for approximately $2,373,000, resulting in a gain of $53,000. This building was originally acquired in January 1998 as part of the Miami, Florida portfolio acquisition discussed below.

In June 1998, the Operating Partnership acquired five industrial buildings totaling approximately 1,074,000 square feet and 67.9 acres of undeveloped land located in Dallas/Ft. Worth, Texas. The aggregate acquisition consideration of approximately $48,300,000 was paid in cash, funded through Credit Facility borrowings. In addition to these five buildings, the Operating Partnership entered into arrangements to acquire four additional industrial buildings in Dallas, Texas. On September 30, 1998, the Operating Partnership assigned its acquisition rights to acquire the four buildings to NWI, and NWI acquired the buildings for aggregate consideration of approximately $34,645,000. Simultaneously, the Operating Partnership advanced $31,600,000 under a $33,600,000 adjustable rate loan agreement with NWI and entered into a 17 month option arrangement enabling the Operating Partnership to acquire the buildings from NWI. The adjustable rate loan is secured by the four buildings, bears interest at LIBOR plus 1.30% and matures on the earlier of the acquisition of buildings by the Operating Partnership or September 30, 2003. The Operating Partnership has accounted for this transaction with NWI as an investment in real estate under the equity method of accounting.

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

8.  SUBSEQUENT EVENT

On November 6, 1998, the Operating Partnership sold 1,400,000, 8% Series C Cumulative Redeemable Preferred Partnership Units (the "Series C Preferred Units"). The Series C Preferred Units have a liquidation preference of $25.00 per unit and are redeemable by the Operating Partnership after five years. In combination with the issuance of the Series C Preferred Units, the Company issued a warrant that entitles its holder to purchase 1,046,729 shares of Company common stock at a price of $33.4375 per share. The Series C Preferred Units are automatically redeemed upon the exercise of the common stock warrant. The warrant has a perpetual term unless the Series C Preferred Units are redeemed by the Operating Partnership, in which case the warrant expires within 30 days of redempton. The Operating Partnership received net proceeds of approximately $34,400,000 from this transaction. The proceeds were used to reduce outstanding Credit Facility borrowings.

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

RESULTS OF OPERATIONS

Operating information relating to the Company's properties for the three and nine months ended September 30, 1998 and 1997, is summarized below (in thousands):

--------------------------------------------------------------------------------------------------------------------
                                     THREE MONTHS    THREE MONTHS             NINE MONTHS     NINE MONTHS
                                        Ended           Ended          %         Ended           Ended          %
                                    SEPT. 30, 1998  SEPT. 30, 1997  CHANGE   SEPT. 30, 1998  SEPT. 30, 1997  CHANGE
--------------------------------------------------------------------------------------------------------------------
Rental revenues                         $34,269         $21,047      62.8%      $ 94,312       $57,326       64.5%
Tenant reimbursements                     4,339           2,903      49.5%        12,433         7,319       69.9%
--------------------------------------------------------------------------------------------------------------------
Property operating revenues              38,608          23,950      61.2%       106,745        64,645       65.1%
--------------------------------------------------------------------------------------------------------------------
Operating, maintenance and
 management expenses                      5,729           3,473      65.0%        15,784         8,762       80.1%
Real estate taxes                         3,395           1,927      76.2%         9,133         5,394       69.3%
Depreciation and amortization             9,944           6,300      57.8%        27,500        17,344       58.6%
--------------------------------------------------------------------------------------------------------------------
Property operating expenses              19,068          11,700      63.0%        52,417        31,500       66.4%
--------------------------------------------------------------------------------------------------------------------
Property operating revenues less
 property operating expenses            $19,540         $12,250      59.5%      $ 54,328       $33,145       63.9%
--------------------------------------------------------------------------------------------------------------------

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

For the comparable three and nine months ended September 30, 1998 and 1997, operating results of the core properties, representing 191 properties totaling approximately 13,474,000 square feet, are summarized below (in thousands):

------------------------------------------------------------------------------------------------------------------------
                                     THREE MONTHS     THREE MONTHS               NINE MONTHS      NINE MONTHS
                                         Ended            Ended          %          Ended            Ended          %
                                    Sept. 30, 1998   Sept. 30, 1997   Change   Sept. 30, 1998   Sept. 30, 1997   Change
------------------------------------------------------------------------------------------------------------------------
Rental revenues                        $18,252          $17,835        2.3%         $54,276          $52,990      2.4%
Tenant reimbursements                    1,990            2,005      (0.7)%           6,441            6,257      2.9%
------------------------------------------------------------------------------------------------------------------------
Property operating revenues             20,242           19,840        2.0%          60,717           59,247      2.5%
------------------------------------------------------------------------------------------------------------------------
Operating, maintenance and
 management expenses                     2,820            2,682        5.1%           8,261            7,787      6.1%
Real estate taxes                        1,619            1,685      (3.9)%           4,960            5,004    (0.9)%
Depreciation and amortization            5,587            5,388        3.7%          16,541           16,040      3.1%
------------------------------------------------------------------------------------------------------------------------
Property operating expenses             10,026            9,755        2.8%          29,762           28,831      3.2%
------------------------------------------------------------------------------------------------------------------------
Property operating revenues less
 property operating expenses           $10,216          $10,085        1.3%         $30,955          $30,416      1.8%
------------------------------------------------------------------------------------------------------------------------
Average occupancy                         95.6%            96.5%                       95.5%           96.4%
------------------------------------------------------------------------------------------------------------------------

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998, TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

Property operating revenues (rental revenue plus tenant reimbursements) increased $14,658,000 or 61.2% between periods. Of this increase, $10,510,000, $3,746,000 and $402,000 were attributable to acquisition, development and core properties, respectively. The increases relating to acquisition and development properties were due to the acquisition of 84 properties (37 in 1997 and 47 in 1998) totaling approximately 6,960,000 square feet and the stabilization of 28 development properties (14 in 1997 and 14 in 1998) and two property expansions (both in 1997) totaling approximately 2,935,000 square feet. Property operating expenses increased $7,368,000 or 63.0% between periods due primarily to the growth in the property portfolio resulting from the acquisition and development properties discussed above.

Property operating revenues from core properties increased 2.0% despite a decrease in overall average occupancy of approximately 0.9%. This increase in property operating revenues was due primarily to rental rate increases between periods. Property operating expenses increased 2.8% due primarily to increased maintenance and security expenses offset somewhat by decreased real estate tax expense in 1998. Real estate taxes and tenant reimbursement revenues decreased somewhat between periods reflecting the annual reconciliation of actual and estimated real estate taxes on certain core properties. Property operating revenues less property operating expenses from core properties increased 2.1%, exclusive of depreciation and amortization expense.

Interest expense increased by $3,445,000 or 68.7% from $5,014,000 for the three months ended September 30, 1997, to $8,459,000 for the three months ended September 30, 1998, due to increased mortgage interest of $1,587,000 related to mortgage debt assumed in connection with certain of the Company's 1997 and 1998 property acquisitions and increased net interest expense on unsecured Credit Facility and unsecured note borrowings due primarily to higher average borrowings used to finance the Company's growth in 1998 compared to 1997.

Company general and administrative expenses increased by $590,000 or 67.0% from $881,000 for the three months ended September 30, 1997, to $1,471,000 for the three months ended September 30, 1998, due primarily to increased personnel and related costs associated with the Company's geographic expansion, including the opening of an office in Dallas, Texas during the third quarter of 1998. As a percentage of total revenue, general and administrative expenses remained comparable between periods at 3.6% in the third quarter of 1997 versus 3.8% in the third quarter of 1998.

Interest income decreased $222,000 or 49.0% from $453,000 for the three months ended September 30, 1997, to $231,000 for the three months ended September 30, 1998, due primarily to the settlement of approximately $10,785,000 of real estate loans in 1998.

Equity in earnings of unconsolidated service companies represents the Company's 99% economic interest in the earnings of the Service Companies and their subsidiaries after the elimination of interest expense and intercompany profits to the Company (see Note 4 to the consolidated condensed financial statements). Equity in earnings of the Service Companies and their subsidiaries increased by $467,000 or 148.7% from $314,000 for the three months ended September 30, 1997, to $781,000 for the three months ended September 30, 1998, due primarily to higher net profits from the Atlanta, Georgia based construction and landscape service businesses between periods. Equity in earnings of unconsolidated real estate entities of $66,000 in 1998 represents the Company's 50% share of earnings from a single building equity investment.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998, TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

Property operating revenues (rental revenue plus tenant reimbursements) increased $42,100,000 or 65.1% between periods. Of this increase, $29,544,000, $11,086,000 and $1,470,000 were attributable to acquisition, development and core properties, respectively. The increases relating to acquisition and development properties were due to the acquisition of 84 properties (37 in 1997 and 47 in 1998) totaling approximately 6,960,000 square feet and the stabilization of 28 development properties (14 in 1997 and 14 in 1998) and two property expansions (both in 1997) totaling approximately 2,935,000 square feet. Property operating expenses increased $20,917,000 or 66.4% between periods due primarily to the growth in the property portfolio resulting from the acquisition and development properties discussed above.

Property operating revenues from core properties increased 2.5% despite a decrease in overall average occupancy of approximately 0.9%. This increase in property operating revenues was due to both rental rate and reimbursement increases between periods. Property operating expenses increased 3.2% due primarily to increased utilities, maintenance and security expenses in 1998. Property operating revenues less property operating expenses from core properties increased 2.2%, exclusive of depreciation and amortization expense.

Interest expense increased by $6,816,000 or 45.4% from $15,020,000 for the nine months ended September 30, 1997, to $21,836,000 for the nine months ended September 30, 1998, due primarily to increased mortgage interest of $4,775,000 related to mortgage debt assumed in connection with certain of the Company's 1997 and 1998 property acquisitions and increased net interest expense on unsecured Credit Facility and unsecured note borrowings due primarily to higher average borrowings used to finance the Company's growth in 1998 compared to 1997.

Company general and administrative expenses increased by $1,452,000 or 55.1% from $2,633,000 for the nine months ended September 30, 1997, to $4,085,000 for the nine months ended September 30, 1998, due primarily to increased personnel and related costs associated with the Company's geographic expansion, including the opening of an office in Dallas, Texas during the third quarter of 1998. As a percentage of total revenue, general and administrative expenses remained comparable between periods at 4.0% in 1997 versus 3.8% in 1998.

Interest income decreased $239,000 or 24.0% from $996,000 for the nine months ended September 30, 1997, to $757,000 for the nine months ended September 30, 1998, due primarily to the settlement of approximately $10,785,000 of real estate loans in 1998.

Equity in earnings of unconsolidated service companies represents the Company's 99% economic interest in the earnings of the Service Companies and their subsidiaries after the elimination of interest expense and intercompany profits to the Company (see Note 4 to the consolidated condensed financial statements). Equity in earnings of the Service Companies and their subsidiaries increased by $132,000 or 8.6% from $1,538,000 for the nine months ended September 30, 1997, to $1,670,000 for the nine months ended September 30, 1998, due to higher net profits from the Atlanta, Georgia based construction and landscape service businesses, offset somewhat by increased land carrying costs in 1998 associated with increased investment in development land. Equity in earnings of unconsolidated real estate entities of $220,000 in 1998 represents the Company's 50% share of earnings from a single building equity investment.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to generate increasing cash flows from operations. Cash provided by operating activities increased 64.2% from $36,538,000 for the nine months ended September 30, 1997, to $59,979,000 for the nine months ended September 30, 1998, due primarily to the growth in the Company's operating income resulting from 28 development properties (14 in 1997 and 14 in 1998) and two property expansions (both in 1997) stabilized and from 84 buildings acquired (37 in 1997 and 47 in 1998).

The Company's net cash flow from operations is currently sufficient to meet the Company's current operational needs and to satisfy the Company's current quarterly dividends on both its common and preferred stock. Management believes that operating cash flows will continue to be adequate to fund these requirements for the remainder of 1998 and for 1999. The Company operates as and intends to maintain its qualification as a REIT under the Code. As a REIT, the Company will generally not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 95% of its taxable income to its shareholders.

During the nine months ended September 30, 1998, the Company invested $314,885,000 of cash in property acquisition, development and construction activities. This compares to $112,349,000 for the same nine month period in 1997. This increased cash investment activity reflects primarily the increased cash component of the Company's building acquisition activity in 1998 compared to 1997 of approximately $120,137,000 with the remaining increase due to increased development and land acquisition activity.

Financing for the Company's property investment activities consisted primarily of $192,465,000 of net proceeds from unsecured note borrowings, $47,200,000 from common equity offerings and $127,800,000 from Credit Facility borrowings in the nine months ended September 30, 1998 compared to $106,568,000 from a common equity offering and $50,698,000 from Credit Facility borrowings in the nine months ended September 30, 1997. The debt and equity components of the Company's ongoing financing strategy may differ from period-to-period based upon market conditions.

In addition to its operating cash flow, the Company has aggregate borrowing capacity of $245,000,000 under the Credit Facility (see Note 3 to the consolidated condensed financial statements), which may be used, among other things, to meet its operational obligations and annual REIT dividend requirements. The Company currently intends to finance its development, construction and acquisition activities primarily through borrowings under the Credit Facility, and to periodically refinance such borrowings with longer term debt or equity. As of November 6, 1998, subsequent to issuance of the Operating Partnership's Series C Preferred Units for net proceeds of approximately $34,400,000 (see Note 8 to the consolidated condensed financial statements), the Company had available capacity under the Credit Facility of approximately $32,900,000.

The Company believes it has adequate liquidity, borrowing capacity and sources of capital and cash flow, including available capacity under its existing Credit Facility, remaining capacity of approximately $650,000,000 under a universal shelf registration statement and cash flow generated from selective real estate asset sales and other joint venture arrangements, to meet its current operational requirements, to fund annual principal repayments under existing mortgage notes payable, and to fund its current development and acquisition activity. It is management's expectation that the Company will continue to have access to the additional capital resources necessary to further expand and develop its business and to refinance mortgage notes payable as they mature. These resources include the expansion of the available borrowing capacity under the Credit Facility, other forms of debt and equity financing, in both public and private markets and funds generated from selective real estate asset sales and other joint venture arrangements. The Company has unsecured investment grade corporate debt ratings which may assist it in accessing the corporate debt and preferred equity markets in future periods. Future development and acquisition activities will be undertaken by the Company only as suitable opportunities arise. Such activities are not expected to be undertaken unless adequate sources of financing are available and a satisfactory budget with an appropriate return on investment has been internally approved. The Company maintains staffing levels sufficient to meet its existing construction and leasing activities and capitalizes a portion of the costs relating to these activities to development projects and leasing transactions, respectively. If market conditions warrant, the Company may adjust staffing levels to avoid a negative impact on the Company's results of operations.

The information provided above regarding the Company's future financing availability includes Forward-looking Statements based upon management's current assessment of capital availability in both the public and private debt and equity markets, the suitable pricing of such debt and equity capital, the anticipation of available third-party real estate investment and markets for real estate asset sales and other relevant factors currently available to the Company. Should the availability and cost of expected future financings be negatively impacted based on changes in the above factors, the shortage of available capital could result in the curtailment of the Company's committed and planned development and acquisition activity. There can be assurance that any of these factors will not change and that any change will not affect the accuracy of the Company's Forward-looking Statements.

Total consolidated debt amounted to $676,264,000 at September 30, 1998, including borrowings under the Credit Facility of $210,720,000, mortgage notes payable of $265,544,000 and unsecured notes of $200,000,000. Of the $265,544,000 of mortgage indebtedness, $259,781,000 is fixed rate and $5,763,000 is variable rate. The weighted average interest rate on the Company's fixed rate mortgage debt was 8.2% and on its variable rate mortgage debt was 4.3% at September 30, 1998. The weighted average interest rate under the Credit Facility at September 30, 1998, (excluding the effect of the interest rate swap agreements described below) was 6.4%. The weighted average effective interest rate, including underwriting costs and expenses, on the Company's fixed rate unsecured notes was 7.6% at September 30, 1998. At September 30, 1998, the Company had in place interest rate swap agreements to fix the Company's interest
costs on $40,000,000 of the Company's Credit Facility borrowings.   The weighted
average effective interest rate under the fixed swap arrangements was approximately 7.5%. If interest rates under the Credit Facility, in excess of the $40,000,000 discussed herein, and under the Company's variable rate mortgage debt, fluctuated by 1%, interest costs to the Company, before capitalization of interest, if any, based on outstanding borrowings at September 30, 1998, would increase or decrease by approximately $1,800,000 on an annualized basis.

Based on the outstanding balance of mortgage notes payable at September 30, 1998, the weighted average interest rates on the mortgage notes with a final maturity in each of the next five years were 7.4% in 1999, 8.7% in 2000, 7.4% in 2001, 8.2% in 2002 and 8.3% in 2003.

At September 30, 1998, including total consolidated debt of $676,264,000 and $2,309,000 of other notes payable of unconsolidated entities, the total debt obligations of the Company and its unconsolidated entities were $678,573,000 or approximately 42% of total market capitalization (assuming the exchange of all Common Units for shares of common stock). At September 30, 1998 (based on the closing price of the common stock of $29.875 on September 30, 1998, and assuming the exchange of all Common Units for shares of common stock), there would be 26,818,562 shares of common stock outstanding with a total market value of $801,205,000, 6,000,000 shares of preferred stock outstanding with a total liquidation value of $150,000,000 and 350,000 common stock warrants outstanding with a book value of $1,400,000, resulting in an approximate total equity value of $952,605,000.

CURRENT DEVELOPMENT AND ACQUISITION ACTIVITY

At September 30, 1998, the Company had committed developments and acquisitions totaling approximately $301,756,000, representing 46 buildings and one property expansion totaling 5,698,000 square feet. Including new development activity, net of the stabilization of development properties, between September 30, 1998 and November 10, 1998, the Company had, at November 10, 1998, committed developments and acquisitions totaling approximately $288,670,000, representing
48 buildings totaling 5,472,000 square feet.   Properties under agreement to
acquire as of November 10, 1998, consisted of one building, totaling 90,000 square feet, with a total expected cost of approximately $5,100,000. Development properties as of November 10, 1998, consisted of 47 buildings totaling 5,382,000 square feet, with a total expected cost of approximately $283,570,000.

It is expected that such development and acquisition properties will stabilize or be acquired as detailed below:
-------------------------------------------------------------------------------
                                                 Square            Estimated
Year                     Buildings                Feet              Cost(a)
-------------------------------------------------------------------------------
1998                        5                     459,000          $ 15,396,000
1999                       27                   3,128,000           191,903,000
2000                       15                   1,705,000            77,471,000
2001                        1                     180,000             3,900,000
-------------------------------------------------------------------------------
                           48                   5,472,000          $288,670,000
-------------------------------------------------------------------------------
(a) For development properties represents the entire estimated cost of the property at the estimated stabilization date.

In addition, the Company has committed, subject to closing conditions, the completion of due diligence procedures and other contingencies, to acquire development land totaling approximately $22,955,000 over various periods ranging up to five years.

It is expected that future development and land acquisition expenditures will be funded primarily through Credit Facility borrowings, refinanced as required through new debt or equity offerings in both private and public markets or otherwise reduced by cash generated from selective real estate asset sales and other joint venture arrangements. Future acquisitions will be consummated primarily through a combination of cash funded through borrowings under the Credit Facility, the issuance of Common Units and the assumption of indebtedness, some of which will also be repaid through borrowings under the Credit Facility.

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

The Company's calculation of funds from operations follows the guidelines issued by NAREIT, including the recognition of rental income on the "straight-line" basis consistent with its treatment in the Company's statement of operations under GAAP. The "straight-line" rental adjustment increased rental revenues by $697,000 and $176,000 for the three months ended and $1,351,000 and $500,000 for the nine months ended September 30, 1998 and 1997, respectively. In accordance with the NAREIT guidelines, the Company excludes gains or losses on sales of operating (previously depreciated) real estate assets in calculating funds from operations, but includes gains or losses on sales of undepreciated assets (land) that are of a recurring nature. Pre-tax gains on land sales are included in funds from operations in the amount of $46,000 and $79,000 for the three months ended and $524,000 and $527,000 for the nine months ended September 30, 1998 and 1997, respectively.

For the three months ended September 30, 1998, funds from operations increased by $2,746,000 or 25.8% to $13,395,000 compared to funds from operations of $10,649,000 for the three months ended September 30, 1997. For the nine months ended September 30, 1998, funds from operations increased by $9,952,000 or 35.9% to $37,666,000 compared to funds from operations of $27,714,000 for the nine months ended September 30, 1997. Funds from operations for the three and nine months ended September 30, 1998 and 1997 are detailed below (in thousands):


------------------------------------------------------------------------------------------------------------------------
                                                   THREE MONTHS      THREE MONTHS      NINE MONTHS      NINE MONTHS
                                                       Ended            Ended             Ended            Ended
                                                  Sept. 30, 1998   SEPT. 30,  1997   SEPT. 30, 1998   SEPT. 30, 1997
========================================================================================================================
Net income available to
common shareholders                                  $ 6,071           $ 5,768          $17,338          $14,673
Minority interests                                     2,149             1,683            6,130            4,533
Depreciation and amortization                          9,944             6,300           27,500           17,344
Depreciation and amortization -
unconsolidated entities                                   24                --               68               10
Gain on sale of operating real estate asset              (53)               --              (53)            (209)
Gain on sale of operating real estate asset --
 unconsolidated entities                                  --                --               --              (76)
-----------------------------------------------------------------------------------------------------------------------
Funds from operations available to
common shareholders
(Common Units fully converted)                       $18,135           $13,751          $50,983          $36,275
Percentage attributable to common
 shareholders(1)                                        73.9%             77.5%            73.9%            76.4%
-----------------------------------------------------------------------------------------------------------------------
Funds from operations attributable to
 common shareholders                                 $13,395           $10,649          $37,666          $27,714
-----------------------------------------------------------------------------------------------------------------------
Weighted average common shares
  Basic                                               19,574            17,693           19,122           15,904
  Diluted(2)                                          26,654            23,017           26,056           21,018
=======================================================================================================================

(1) Represents the Company's weighted average ownership percentage of the Operating Partnership for the period.
(2) Represents the weighted average shares of common stock outstanding plus the weighted average Common Units of limited partnership interest in the Operating Partnership outstanding (Common Units are convertible into common stock on a one-for-one basis) and the dilutive effect of outstanding stock options. Weighted average Common Units outstanding totaled 6,932,000 and 5,141,000 for the three months ended and 6,762,000 and 4,912,000 for the nine months ended September 30, 1998 and 1997, respectively. Common stock equivalents related to outstanding stock options totaled 148,000 and 183,000 for the three months ended and 172,000 and 202,000 for the nine months ended September 30, 1998 and 1997, respectively. Outstanding common stock warrants were not dilutive for the three and nine months ended September 30, 1998.

SUPPLEMENTAL INFORMATION ON CAPITAL EXPENDITURES AND LEASING COSTS

The following table details the Company's capital expenditures and leasing costs for the three and nine months ended September 30, 1998 and 1997 (in thousands):

-----------------------------------------------------------------------------------------------------------------------
                                                    THREE MONTHS    THREE MONTHS    NINE MONTHS     NINE MONTHS
                                                       Ended           Ended           Ended           Ended
                                                   Sept. 30, 1998  SEPT. 30, 1997  SEPT. 30, 1998  SEPT. 30, 1997
=======================================================================================================================
Building acquisitions(1)(2)                           $ 42,489         $31,594        $292,436        $ 81,352
Development and land acquisition activity(3)(4)         64,728          40,297         181,676          88,124
Non-revenue-producing building
 improvements                                              611             249           1,403             611
Tenant improvement and leasing costs
 on second-generation leases(5)                          1,708           1,140           4,901           3,234
-----------------------------------------------------------------------------------------------------------------------
                                                      $109,536         $73,280        $480,416        $173,321
=======================================================================================================================

(1) Building acquisitions in 1998 included two buildings acquired while still under development. Both of these buildings were stabilized at September 30, 1998.
(2) Reflects aggregate acquisition costs including the assumption of indebtedness of $7,291,000 and the issuance of $10,848,000 of Common Units in the three months ended September 30, 1998, and the assumption of indebtedness of $91,137,000, the issuance of $43,936,000 of Common Units and other assumed liabilities, net of other assets, of $4,224,000 in the nine months ended September 30, 1998. Reflects aggregate acquisition costs including the assumption of indebtedness of $28,420,000 and the issuance of $2,234,000 of Common Units in the three months ended September 30, 1997 and the assumption of indebtedness of $32,170,000 and the issuance of $16,180,000 of Common Units in the nine months ended September 30, 1997.
(3) Includes first-generation leasing costs on stabilized development properties totaling $1,042,000 and $1,470,000 in the three months ended and $3,065,000 and $2,816,000 in the nine months ended September 30, 1998 and 1997, respectively.
(4) Reflects aggregate development and leasing costs net of the settlement of real estate loans of $2,887,000 and exclusive of the decrease in construction payables of $638,000 in the three months ended September 30, 1998, and net of the settlement of real estate loans of $10,785,000, the issuance of $8,490,000 of Common Units and exclusive of the increase in construction payables of $1,829,000 in the nine months ended September 30, 1998. Reflects aggregate development and leasing costs including the assumption of indebtedness of $1,999,000 and exclusive of the increase in construction payables of $4,111,000 in the three months ended September 30, 1997, and including the assumption of indebtedness of $2,609,000, the issuance of Common Units of $388,000 and exclusive of the increase in construction payables of $2,397,000 in the nine months ended September 30, 1997.
(5) Includes second-generation leasing costs totaling $628,000 and $471,000 in the three months ended and $2,065,000 and $1,538,000 in the nine months ended September 30, 1998 and 1997, respectively.

The following table summarizes by period the Company's capitalized tenant improvement and leasing costs incurred in the renewal or re-leasing of previously occupied space for the nine months ended September 30, 1998, and the year ended December 31, 1997, respectively. The information detailed below is presented based on the date the tenants occupy the leased space.


CAPITALIZED TENANT IMPROVEMENTS AND LEASING COSTS
-----------------------------------------------------------------------------------------------------------------------
                                                                   Nine MONTHS        YEAR
                                                                      ENDED           ENDED
(In thousands, except per square foot information)                SEPT. 30, 1998  DEC. 31, 1997
=======================================================================================================================
Industrial Properties
 Re-leasing
   Square feet re-leased                                               1,289          1,073
   Capitalized tenant improvements and leasing commissions            $2,617         $2,276
   Capitalized tenant improvements and leasing commissions
    per square foot                                                   $ 2.03         $ 2.12
 RENEWAL
   Square feet renewed                                                 1,414          2,358
   Capitalized tenant improvements and leasing commissions            $1,196         $1,392
   Capitalized tenant improvements and leasing commissions
    per square foot                                                   $ 0.85         $ 0.59
 TOTAL
   Square feet                                                         2,703          3,431
   Capitalized tenant improvements and leasing commissions            $3,813         $3,668
   Capitalized tenant improvements and leasing commissions
    per square foot                                                   $ 1.41         $ 1.07
=======================================================================================================================
SUBURBAN OFFICE PROPERTIES
 Re-leasing
   Square feet re-leased                                                  63             69
   Capitalized tenant improvements and leasing commissions            $  252         $  493
   Capitalized tenant improvements and leasing commissions
    per square foot                                                   $ 4.01         $ 7.11
 RENEWAL
   Square feet renewed                                                    77            134
   Capitalized tenant improvements and leasing commissions            $   73         $  267
   Capitalized tenant improvements and leasing commissions
    per square foot                                                   $ 0.94         $ 1.99
 TOTAL
   Square feet                                                           140            203
   Capitalized tenant improvements and leasing commissions            $  325         $  760
   Capitalized tenant improvements and leasing commissions
    per square foot                                                   $ 2.32         $ 3.74
=======================================================================================================================

SUPPLEMENTAL DISCLOSURE OF TENANT AND LEASE EXPIRATION INFORMATION

TENANTS

As of September 30, 1998, the Company's properties were leased to 1,016 tenants including local, regional, national and international companies. The Company's 30 largest tenants (measured by annualized base rent for leases in place in stabilized properties and in properties under development or in lease-up where tenants were paying rent at September 30, 1998) occupy a total of approximately 4,894,000 square feet and represent 24.0% of the annualized base rent as shown in the table below.

30 LARGEST TENANTS MEASURED BY ANNUALIZED BASE RENT

=============================================================================================================
                                                                                      % of Total
                                                  Square     Number     Annualized    Annualized
Rank Tenant                                        Feet     of Leases  Base Rent(1)  BASE RENT(1)   STATE
=============================================================================================================
  1  Northern Telecom, Inc.(2)                   401,349       8       $3,002,853       2.1%       NC,TN
  2  Scientific Atlanta, Inc.                    573,951      11        2,616,594       1.8%         GA
  3  Interpath Communications, Inc.              178,456       3        1,774,842       1.2%         NC
  4  Radiant Systems, Inc.                       106,631       1        1,609,789       1.1%         GA
  5  360 Communications                          114,476       7        1,539,758       1.1%         NC
  6  Honeywell, Inc.                             119,961       4        1,501,052       1.0%         GA
  7  United States Postal Service                254,026       4        1,484,893       1.0%         FL
  8  IKON Office Solutions, Inc.                 177,000       4        1,468,400       1.0%         GA
  9  GTE Mobilnet Service Corporation            126,124       3        1,351,146       0.9%       NC,GA
 10  Radian International LLC                     90,159       2        1,173,802       0.8%         NC
 11  PPD Pharmaco, Inc.                          107,722       6        1,087,655       0.7%         NC
 12  Moore U.S.A., Inc.                          274,951       2        1,085,266       0.7%       TX,FL
 13  AIG Claim Services, Inc.                     52,372       1        1,050,059       0.7%         GA
 14  Tech Data Corporation                       138,996       1        1,049,492       0.7%         FL
 15  Square D Company                            102,262       2          999,309       0.7%       TN,FL
 16  DeVry Inc.                                   64,981       1          928,269       0.7%         GA
 17  The Athlete's Foot Group, Inc.              162,651       1          924,069       0.7%         GA
 18  Anixter, Inc.                               167,460       2          913,150       0.7%         GA
 19  Merisel, Inc.                               142,487       2          900,147       0.6%         FL
 20  Ingram-Micro, Inc.                          193,973       4          887,002       0.6%       GA,FL
 21  Fisher Scientific Company                   223,219       1          875,019       0.6%         GA
 22  Tekelec                                      98,210       3          842,303       0.6%         NC
 23  National Data Corporation                    50,283       4          786,777       0.5%         GA
 24  Data General Corporation                     86,000       1          775,720       0.5%         GA
 25  Saab Cars U.S.A., Inc.                       63,625       3          749,509       0.5%         GA
 26  Vanstar Corporation                          86,880       4          740,449       0.5%         GA
 27  Reckitt & Colman, Inc.                      313,900       2          733,120       0.5%         GA
 28  AT&T Corp.                                   62,271       4          721,880       0.5%      NC,GA,TN
 29  Quadram Corp./Intelligent Systems           137,100       1          719,775       0.5%         GA
 30  Best Buy Stores, L.P.                       222,643       1          703,548       0.5%         GA
=============================================================================================================
                                               4,894,119      93      $34,995,647      24.0%
=============================================================================================================

(1) Annualized cash base rent net of rental concessions, if any, based on leases in place for stabilized properties and in properties under development or in lease-up where tenants were paying rent as of September 30, 1998.
(2) Leases with Northern Telecom totaling 370,824 square feet expire on June 30, 2005, but are subject to an early-termination right that permits Northern Telecom to terminate any of the leases on June 30, 2000, by delivering an early-termination notice to the Company on or before June 30, 1999. In the event it exercises its early-termination option, Northern Telecom will be obligated to make certain termination payments to the Company.

LEASE EXPIRATIONS

The following tables show scheduled lease expirations for the Company's total property portfolio, for its industrial property portfolio and for its suburban office portfolio, respectively, based on leases under which tenants were paying rent in both stabilized and pre-stabilized properties as of September 30, 1998, assuming no exercise of renewal options or termination rights, if any:

-------------------------------------------------------------------------------------------------------------
                                           SQUARE                      ANNUALIZED     % OF TOTAL
               Year of                      Feet        % of Total    Base Rent(1)    ANNUALIZED
             Expiration                (In thousands)  Square Feet   (In thousands)  Base Rent(1)
-------------------------------------------------------------------------------------------------------------
Total Portfolio
                1998                       1,597           6.9%       $  9,227           6.1%
                1999                       3,007          12.9%         18,579          12.2%
                2000                       3,574          15.4%         21,658          14.3%
                2001                       2,846          12.2%         17,271          11.4%
                2002                       3,044          13.1%         24,467          16.1%
                2003                       2,949          12.7%         23,717          15.6%
                2004                       1,262           5.4%          7,871           5.2%
                2005                       1,288           5.5%          4,341           2.9%
                2006                         769           3.3%          3,977           2.6%
                2007                       1,322           5.7%          8,495           5.6%
                2008                         790           3.4%          6,576           4.3%
                2009                          20           0.1%            157           0.1%
                2010                          65           0.3%             90           0.1%
                2011                         405           1.7%          2,201           1.4%
           2012 and later                    322           1.4%          3,284           2.1%
-------------------------------------------------------------------------------------------------------------
                                          23,260(2)      100.0%       $151,915         100.0%
=============================================================================================================
Industrial Properties
                1998                       1,487           7.1%       $  7,602           6.4%
                1999                       2,762          13.2%         15,574          13.1%
                2000                       3,336          15.9%         18,297          15.4%
                2010                       2,735          13.0%         15,771          13.3%
                2002                       2,623          12.5%         17,375          14.6%
                2003                       2,535          12.1%         16,518          13.9%
                2004                       1,150           5.5%          5,995           5.0%
                2005                       1,257           6.0%          3,881           3.3%
                2006                         748           3.6%          3,608           3.0%
                2007                       1,266           6.0%          7,903           6.7%
                2008                         589           2.8%          3,243           2.7%
                2009                          20           0.1%            157           0.1%
                2010                          --            --              --            --
                2011                         349           1.7%          2,121           1.8%
           2012 and later                    107           0.5%            754           0.7%
-------------------------------------------------------------------------------------------------------------
                                          20,964         100.0%       $118,799         100.0%
=============================================================================================================
                                                                      (Table continued on following page)

-------------------------------------------------------------------------------------------------------------
                                        Square                      Annualized     % of Total
             Year of                     Feet        % of Total    Base Rent(1)    ANNUALIZED
            Expiration              (In thousands)  Square Feet   (In thousands)  Base Rent(1)
=============================================================================================================
Surburban
OFFICE PROPERTIES
               1998                           98           5.2%        $ 1,444           4.8%
               1999                          197          10.6%          2,589           8.7%
               2000                          187          10.0%          2,817           9.4%
               2001                          107           5.7%          1,445           4.8%
               2002                          418          22.4%          7,033          23.6%
               2003                          405          21.7%          7,006          23.5%
               2004                          104           5.6%          1,700           5.7%
               2005                           26           1.4%            382           1.3%
               2006                           17           0.9%            309           1.0%
               2007                           56           3.0%            592           2.0%
               2008                          185           9.9%          3,333          11.2%
               2009                           --            --              --            --
               2010                           --            --              --            --
               2011                           --            --              --            --
          2012 and later                      66           3.6%          1,166           4.0%
-------------------------------------------------------------------------------------------------------------
                                           1,866         100.0%        $29,816         100.0%
=============================================================================================================

   (1) Annualized base rent represents the annualized monthly base rental at the time of lease expiration.
   (2) The total square footage as of September 30, 1998, is comprised of approximately 22,437,298 square feet of leases in in-service properties, and approximately 823,046 square feet of leases in properties under development or in lease-up where tenants are paying rent as of September 30, 1998.

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

YEAR 2000

General. The term "year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery and equipment as the year 2000 is approached and reached. The year 2000 issue is the result of many computer programs recognizing a date ending with "00" as the year 1900 rather than 2000, causing potential system failures or miscalculations which could result in disruptions of normal business operations.

State of Readiness. The Company's primary financial and operating systems are supplied by third-party suppliers. Based on communications with these third-party suppliers, internal evaluations of the third-party systems and internal assessments of in-house information systems, the Company expects these systems to be year 2000 compliant by the end of the first quarter of 1999. Additionally, the Company has evaluated its telephone systems and such systems are expected to be fully year 2000 compliant before the end of 1999.

The Company is also assessing the potential impact of the year 2000 issue resulting from the potential failure of its key building mechanical systems or the failure of its major vendors, suppliers and tenants to be year 2000 compliant. Key building mechanical systems include, but are not limited to, HVAC systems, elevators and security systems. Major vendors and suppliers include providers of utility services and suppliers of raw materials utilized in the development and construction of buildings. The Company's assessments include the use of questionnaires and direct discussions with such vendors, suppliers and tenants. The Company anticipates the completion of its assessments and evaluations in these areas by early 1999.

Cost to Address Year 2000 Issues. To date, the Company has not incurred material incremental costs relating to year 2000 issues. The Company does not expect additional costs relating to year 2000 compliance to be material to the Company's financial condition or results of operations taken as a whole. The Company plans to allocate the time and resources necessary to timely resolve any significant year 2000 issues.

Risks Presented by Year 2000 Issues. The Company's major and most reasonably likely worse case risks associated with the year 2000 issue relate to the failure of key vendors, suppliers and tenants to be fully year 2000 compliant. Failures of critical utility systems or other building mechanical systems could lead to significant business disruptions for tenants. Failures of tenants' businesses that rely heavily on information technology or that are involved in the information technology business could also lead to significant business disruptions or failures. These occurrences could impact the Company's cash flow and results of operations should these disruptions lead to a tenants' inability to continue to meet their rental obligations to the Company.

Failures of major suppliers to deliver building raw materials to the Company due to year 2000 issues could result in the Company being unable to complete buildings in a timely manner or at the costs budgeted by the Company. This could result in slower overall business growth and increased costs of constructing new buildings, both of which could impact the Company's future financial condition and results of operations.

Based on information obtained from such third parties to date, the Company does not believe that the impact of the year 2000 issue will have a material adverse impact on the Company's financial condition or results of operations. However, such conclusions are based upon communications, evaluations, and assessments to date, and if future negative events occur which cannot be resolved in a timely manner, it could result in material financial risk to the Company.

Contingency Plans. To date, the Company has not established any contingency plan for possible year 2000 issues. After its assessments are completed, the Company anticipates evaluating contingency plans, to the extent such plans are feasible, to address identified risks. It is anticipated that any such plans will be developed in 1999.

The information provided above regarding the Company's year 2000 preparedness includes Forward-looking Statements based upon management's current assessment of year 2000 issues impacting the Company. Such assessments are, in part, based on representations of other third parties regarding their year 2000 preparedness. Such Forward-looking Statements involve risks and uncertainties and there can be no assurance that any of the factors or statements regarding the year 2000 issue will not change and that any change will not affect the accuracy of the Company's Forward-looking Statements.

PART II - OTHER INFORMATION
ITEM 2 - CHANGE IN SECURITIES

       During the three months ended September 30, 1998, the Company caused the Operating Partnership to issue a total of 374,632 Common Units in the Operating Partnership, in full or partial consideration for the acquisition of real estate properties. The aggregate value of the properties acquired by the Company in exchange for such Common Units was approximately $10,848,000. Common Units are convertible by their holders into shares of common stock on a one-for-one basis, or into cash, at the Company's option. The Common Units were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act in reliance, in part, upon the representations and warranties set forth in the acquisition agreements. Certain of these Common Units are subject to registration rights and lock-up agreements which generally restrict the disposition of the Common Units until the designated lock-up periods expire.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits
            10.1 - Thirteenth Amendment to Second Amended and Restated Agreement
                   of Limited Partnership of Weeks Realty, L.P., dated August 7, 1998.

            10.2 - Registration Rights and Lock-Up Agreement dated August 7,
                   1998, by and among Weeks Corporation and Ackerman & Co.

            27.1 - Financial data schedule.

       (b)  Reports on Form 8-K

            None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WEEKS CORPORATION
                                   ------------------------------------
                                   (Registrant)



November 13, 1998                  /s/ A.R. Weeks, Jr.
                                   ------------------------------------
                                   A.R. Weeks, Jr.
                                   Chairman of the Board and
                                   Chief Executive Officer



November 13, 1998                  /s/ David P. Stockert
                                   ------------------------------------
                                   David P. Stockert
                                   Senior Vice President and
                                   Chief Financial Officer

                                 EXHIBIT INDEX

  Exhibit No.            Description
-------------------------------------------------------------------------------
     10.1                Thirteenth Amendment to Second Amended and Restated
                         Agreement of Limited Partnership of Weeks
                         Realty, L.P., dated August 7, 1998.

     10.2 Registration Rights and Lock-Up Agreement dated August 7, 1998, by and among Weeks Corporation and Ackerman & Co.

     27.1                Financial data schedule.