Form 10-Q
period 1999-03-31
WEEKS CORP
filed 1999-05-14
CIK 925558

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

            For the Transition Period from __________ to __________

                         Commission File No. 011-13254
                                             ---------

                               WEEKS CORPORATION
             (Exact name of Registrant as specified in its Charter)


        Georgia                                    58-1525322
------------------------                           ----------
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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date (19,821,212 shares of common stock outstanding as of May 10, 1999)

INDEX                                                                   PAGE
================================================================================
PART I.  FINANCIAL INFORMATION
--------------------------------------------------------------------------------

    Item 1. Financial Statements
            Consolidated Condensed Balance Sheets
            at March 31, 1999 and December 31, 1998.............            3

            Consolidated Condensed Statements of Operations
            for the three months ended March 31, 1999 and 1998..            4

            Consolidated Condensed Statements of Cash Flows
            for the three months ended March 31, 1999 and 1998..            5

            Notes to Consolidated Condensed Financial
            Statements..........................................            6

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations.......           16

    Item 3. Quantitative and Qualitative Disclosures About
            Market Risk.........................................           32

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

    Item 2. Changes in Securities...............................           33

    Item 6. Exhibits and Reports on Form 8-K....................           33


SIGNATURES......................................................           34
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                               Weeks Corporation
                     Consolidated Condensed Balance Sheets

-------------------------------------------------------------------------------------------------------------------------
                                                                                                March 31,   December 31,
(Unaudited; in thousands, except share data)                                                      1999          1998
=========================================================================================================================
ASSETS
Real estate assets
  Land                                                                                         $  176,915     $  169,443
  Buildings and improvements                                                                    1,069,829      1,031,617
  Accumulated depreciation                                                                       (101,640)       (96,383)
-------------------------------------------------------------------------------------------------------------------------
     Operating real estate assets                                                               1,145,104      1,104,677
-------------------------------------------------------------------------------------------------------------------------
  Developments in progress                                                                        166,239        160,783
  Land held for future development                                                                 37,118         42,438
-------------------------------------------------------------------------------------------------------------------------
     Net real estate assets                                                                     1,348,461      1,307,898
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                           2,159          1,503
Receivables                                                                                        15,336         15,316
Deferred costs, net                                                                                28,405         29,163
Investments in and notes receivable
  from unconsolidated service companies                                                            42,926         43,639
Investments in unconsolidated real estate entities                                                  7,676         35,204
Other assets                                                                                       14,781         14,869
-------------------------------------------------------------------------------------------------------------------------
     Total assets                                                                              $1,459,744     $1,447,592
=========================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Debt
  Mortgage notes payable                                                                       $  243,764     $  251,399
  Unsecured bank borrowings                                                                       225,140        203,025
  Unsecured notes                                                                                 200,000        200,000
-------------------------------------------------------------------------------------------------------------------------
     Total debt                                                                                   668,904        654,424
-------------------------------------------------------------------------------------------------------------------------
Accounts payable and accrued expenses                                                              28,785         32,977
Other liabilities                                                                                  10,160          9,626
-------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                            707,849        697,027
-------------------------------------------------------------------------------------------------------------------------
Minority interests in Operating Partnership
  Preferred partnership interests                                                                 100,000        100,000
  Common partnership interests                                                                    135,762        135,653
-------------------------------------------------------------------------------------------------------------------------
     Total minority interests                                                                     235,762        235,653
-------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity
  Preferred Stock, at $25.00 liquidation preference; 20,000,000 shares authorized; 6,000,000, 8% series A cumulative redeemable
     shares issued and outstanding at March 31, 1999 and
     December 31, 1998, respectively                                                              150,000        150,000
  Common Stock, $0.01 par value; 100,000,000 shares authorized;
     19,754,070 and 19,674,412 shares issued and outstanding
     at March 31, 1999 and December 31, 1998, respectively                                            198            197
  Common stock warrants                                                                             1,400          1,400
  Additional paid-in capital                                                                      432,315        430,191
  Deferred compensation                                                                              (861)          (668)
  Accumulated deficit                                                                             (66,919)       (66,208)
-------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                                   516,133        514,912
-------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                                $1,459,744     $1,447,592
=========================================================================================================================
The accompanying notes are an integral part of these consolidated condensed balance sheets.

                               Weeks Corporation
                Consolidated Condensed Statements Of Operations

-------------------------------------------------------------------------------------------------------------------
                                                                           Three Months           Three Months
                                                                               Ended                  Ended
(Unaudited; in thousands, except per share data)                           March 31, 1999         March 31, 1998
===================================================================================================================
Revenues
  Rental income                                                                $38,520                $28,345
  Tenant reimbursements                                                          5,561                  3,960
  Other                                                                            340                    388
-------------------------------------------------------------------------------------------------------------------
                                                                                44,421                 32,693
-------------------------------------------------------------------------------------------------------------------
Expenses
  Property operating, maintenance
    and management                                                               6,341                  4,721
  Real estate taxes                                                              3,912                  2,746
  Depreciation and amortization                                                 11,344                  8,361
  Interest, including amortization of
    deferred financing costs                                                     9,103                  6,102
  General and administrative                                                     1,756                  1,280
-------------------------------------------------------------------------------------------------------------------
                                                                                32,456                 23,210
-------------------------------------------------------------------------------------------------------------------
Income before Equity in Earnings of
  Unconsolidated Entities, Interest Income
  and Gain on Sale of Real Estate Assets                                        11,965                  9,483
  Equity in earnings of unconsolidated
    service companies                                                              503                    488
  Equity in earnings of unconsolidated
    real estate entities                                                            89                     68
  Interest income                                                                  325                    279
  Gain on sale of real estate assets                                             4,899                     --
-------------------------------------------------------------------------------------------------------------------
Income before Minority Interests                                                17,781                 10,318
-------------------------------------------------------------------------------------------------------------------
Minority Interests
  Preferred partnership interests                                               (2,102)                    --
  Common partnership interests                                                  (3,432)                (1,940)
-------------------------------------------------------------------------------------------------------------------
                                                                                (5,534)                (1,940)
-------------------------------------------------------------------------------------------------------------------
Net Income                                                                      12,247                  8,378
  Dividends to preferred shareholders                                           (3,000)                (3,000)
-------------------------------------------------------------------------------------------------------------------
Net Income Available to Common Shareholders                                    $ 9,247                $ 5,378
-------------------------------------------------------------------------------------------------------------------
Net Income per Common Share
  Basic                                                                        $  0.47                $  0.29
  Diluted                                                                         0.47                   0.29
-------------------------------------------------------------------------------------------------------------------
Weighted Average Common Shares
  Basic                                                                         19,728                 18,276
  Diluted                                                                       27,177                 25,063
-------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated condensed financial statements.

                               Weeks Corporation
                Consolidated Condensed Statements Of Cash Flows

--------------------------------------------------------------------------------------------------------------
                                                                         Three Months          Three Months
                                                                             Ended                 Ended
(Unaudited; in thousands)                                               March 31, 1999        March 31, 1998
==============================================================================================================
Operating Activities
Net income                                                                  $ 12,247             $   8,378
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Minority interests                                                           5,534                 1,940
  Depreciation and amortization                                               11,344                 8,361
  Amortization of deferred financing costs                                       516                   281
  Amortization of deferred compensation                                          107                    72
  Straight-line rent revenue                                                  (1,089)                 (251)
  Gain on sale of real estate assets                                          (4,899)                   --
  Undistributed earnings of unconsolidated entities                               --                  (556)
Net change in:
  Deferred costs                                                              (2,011)               (1,350)
  Receivables and other assets                                                  (144)               (1,361)
  Accounts payable and accrued expenses                                       (4,081)                 (194)
  Other liabilities                                                              534                   618
--------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                     18,058                15,938
--------------------------------------------------------------------------------------------------------------
Investing Activities
Property acquisition, development and construction                           (63,560)             (108,297)
Investments in and advances to unconsolidated entities                        (4,864)              (18,494)
Real estate loans                                                                 --                (4,857)
Proceeds from sale of real estate assets                                      51,832                    --
Collections on real estate loans, notes receivable and other                   1,231                   224
Distributions in excess of earnings of unconsolidated entities                   127                    --
--------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                        (15,234)             (131,424)
--------------------------------------------------------------------------------------------------------------
Financing Activities
Common share offering proceeds                                                    --                48,600
Underwriting commissions and offering costs                                       --                (1,400)
Proceeds from issuance of common stock warrants,
  stock option exercises and dividend reinvestment plan                        1,825                 2,871
Unsecured note borrowings                                                         --               100,000
Line of credit proceeds (repayments), net                                     22,115               (14,975)
Payments of mortgage notes payable                                            (7,635)               (4,698)
Deferred financing costs                                                          --                (6,132)
Dividends to common and preferred shareholders                               (12,935)              (11,233)
Distributions to common and preferred minority interests                      (5,538)               (2,487)
--------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                           (2,168)              110,546
--------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                 656                (4,940)
Cash and cash equivalents, beginning of period                                 1,503                 5,421
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                    $  2,159             $     481
==============================================================================================================

Supplemental disclosure of non-cash investing and financing activities:

The Company's 1999 acquisition and development activity was net of the issuance of Common Units valued at $300,000 and net of the Company's investment and advances to unconsolidated entities of $32,733,000 (see Note 3).

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

As of March 31, 1999, the Company had outstanding 19,754,070 shares of common stock and owned the same number of units of common limited partnership interest in the Operating Partnership ("Common Units"), and the Company's ownership interest in the Operating Partnership was 73.0%. Common Units held by persons other than the Company totaled 7,324,677 as of March 31, 1999, and represented a 27.0% common minority interest in the Operating Partnership. Common Units are convertible by their holders into shares of common stock on a one-for-one basis, or into cash, at the Company's option. The Company's weighted average common ownership interest in the Operating Partnership was 72.9% and 73.5% for the three months ended March 31, 1999 and 1998, respectively.

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

As of March 31, 1999, the Company's in-service property portfolio, including two properties totaling 336,000 square feet held in unconsolidated entities, consisted of 270 industrial properties, 34 suburban office properties and 5 retail properties comprising 25,926,000 square feet. The Company's primary markets and the concentration of the Company's in-service portfolio (based on square footage) are Atlanta, Georgia (53.3%), Nashville, Tennessee (11.2%), Raleigh-Durham-Chapel Hill, North Carolina (9.8%), Miami, Florida (9.4%), Dallas/Ft. Worth, Texas (7.1%), Orlando, Florida (3.8%), Jacksonville, Florida (2.5%), Spartanburg, South Carolina (1.5%), Tampa, Florida (0.7%) and Ft. Lauderdale, Florida (0.7%). In addition, 42 industrial and suburban office properties were under development or in lease-up and one industrial property was under agreement to acquire as of March 31, 1999, comprising an additional 4,450,000 square feet.

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

Pursuant to the Merger Agreements: (i) each outstanding share of common stock, par value $0.01 per share, of the Company ("Weeks Common Stock") will be converted into the right to receive 1.38 shares of common stock, par value $0.01 per share, of Duke ("Duke Common Stock"), (ii) each issued and outstanding share of 8.0% Series A Preferred Stock, par value $0.01 per share, of the Company will be converted into the right to receive one preference share representing 1/1000 of a share of 8.0% Series F Cumulative Redeemable Preferred Stock, par value $0.01 per share, of Duke; (iii) each issued and outstanding share of 8.625% Series D Cumulative Redeemable Preferred Stock, par value $0.01 per share, of the Company will be converted into the right to receive one preference share representing 1/1000 of a share of 8.625% Series H Cumulative Redeemable Preferred Stock, par value $0.01 per share, of Duke; (iv) each issued and outstanding Common Unit in the Operating Partnership will be converted into 1.38 common units of limited partnership interest in Duke OP; (v) each issued and outstanding 8.0% Series A Preferred Unit in the Operating Partnership will be converted into one 8.0% Series F Cumulative Redeemable Preferred Unit in Duke OP; (vi) each issued and outstanding 8.0% Series C Preferred Unit in the Operating Partnership will be converted into one 8.0% Series G Cumulative Redeemable Preferred Unit in Duke OP; and (vii) each issued and outstanding 8.625% Series D Preferred Unit in the Operating Partnership will be converted into one 8.625% Series H Cumulative Redeemable Preferred Unit in Duke OP.

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

The consummation of the transactions contemplated by the Merger Agreements is expected to occur on or about June 30, 1999 and is subject to approval by the stockholders of Duke and the shareholders of the Company and satisfaction of certain other customary closing conditions. Additionally, the consent of certain Company debt holders, lenders and others will be required to consummate the Mergers. There can be no assurance that the transactions contemplated by the Merger Agreements will be consummated. The Company has agreed with Duke that if the REIT Merger Agreement is terminated under certain circumstances, the Company will pay Duke certain fees and expenses. Duke has agreed with the Company that if the REIT Merger Agreement is terminated under certain other circumstances, Duke will pay the Company certain fees and expenses.

2.  BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements include the consolidated condensed financial position of the Company and its subsidiaries at March 31, 1999, and December 31, 1998, and their results of operations and cash flows for the three months ended March 31, 1999 and 1998. The Service Companies and their subsidiaries are reflected in the accompanying consolidated condensed financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated condensed financial statements.

The accompanying interim unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and in conformity with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature which are necessary to fairly state the interim financial statements. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Recent Accounting Pronouncements
In June 1998, SFAS 133, "Accounting for Derivative Instruments and for Hedging Activities," was issued prescribing new accounting standards for the accounting and disclosures of derivative instruments and hedging transactions. SFAS 133 will require the Company to record all derivative instruments on the balance sheet at fair value. Changes in derivative fair values will either be recorded in earnings along with the changes in fair value of related hedged assets or liabilities or as an adjustment to shareholders' equity depending on the nature and type of derivative instrument. SFAS 133 will be effective for the Company beginning January 1, 2000. The Company is evaluating the provisions of SFAS 133 and plans to adopt SFAS 133 in its financial statements beginning in 2000. The impact of SFAS 133 on the Company's financial statements will depend on the extent, type and effectiveness of the Company's hedging activities. However, the Company does not believe the effect of adopting SFAS 133 will be material to its financial position or results of operations.

3.  ACQUISITIONS/DISPOSITIONS

In January 1999, the Company acquired four industrial buildings located in Dallas, Texas from NWI Warehouse Group, L.P. ("NWI"), a related entity, for aggregate acquisition consideration of approximately $35,054,000, which resulted in a gain to NWI, net of intercompany eliminations, of approximately $245,000. In periods prior to the acquisition of the buildings from NWI, the Company had invested and advanced approximately $32,733,000 under the terms of loan and option agreements with NWI. The Company accounted for these arrangements with NWI as an investment in real estate under the equity method of accounting. In the first quarter of 1999, the Company recognized earnings of $19,000 under the equity method with respect to this transaction.

Also in January 1999, the Company sold 21 buildings totaling approximately 1,181,000 square feet located in Atlanta, Georgia for net proceeds of approximately $51,832,000, resulting in a gain of approximately $4,899,000. For income tax purposes, the Company has and intends to use the proceeds from the sale to complete a tax-deferred, like-kind exchange. As part of this agreement, the Company has also agreed to sell, upon the completion of construction, an additional building totaling approximately 182,000 square feet for approximately $7,300,000.

4.  BORROWINGS

Total borrowings at March 31, 1999 and December 31, 1998 consisted of the following (in thousands):

--------------------------------------------------------------------------------
                                                        March 31,  December 31,
                                                          1999         1998
================================================================================
     Unsecured Notes
       Due 2005, interest at 6.875%                      $100,000      $100,000
       Due 2007, interest at 7.375%                       100,000       100,000
--------------------------------------------------------------------------------
                                                          200,000       200,000
--------------------------------------------------------------------------------
     Unsecured Bank Borrowings
       Credit Facility                                    140,140       118,025
       Term Loan                                           85,000        85,000
--------------------------------------------------------------------------------
                                                          225,140       203,025
--------------------------------------------------------------------------------
     Mortgage Notes Payable
       Fixed rate notes, interest at 6.00% to 9.80%,
          due in 1999 to 2012                             243,164       250,788
       Variable rate industrial revenue bonds,
          interest at 6.06% at March 31, 1999,
          due in 2010                                         600           611
--------------------------------------------------------------------------------
                                                          243,764       251,399
--------------------------------------------------------------------------------
     Total Borrowings                                    $668,904      $654,424
================================================================================

Unsecured Notes
At March 31, 1999, the Operating Partnership had outstanding $100,000,000 of 6.875% unsecured notes due March 15, 2005 and $100,000,000 of 7.375% unsecured notes due August 1, 2007. These unsecured notes are subject to certain covenants, including those governing the Operating Partnership's interest and fixed charge coverage and total leverage.

Unsecured Bank Borrowings
Credit Facility
At March 31, 1999, the Operating Partnership financed its operations through a $225,000,000 syndicated revolving line of credit (the "Line of Credit") and a $20,000,000 swing revolving credit facility (the "Swing Facility") with a bank lending group. Together, the combined Line of Credit and Swing Facility are referred to herein as the "Credit Facility." The Credit Facility is unsecured and can be used for development and construction, acquisitions and general corporate purposes. The entire Credit Facility is guaranteed by the Company. Additionally, the Company and the Operating Partnership are required to meet certain financial and non-financial covenants including those governing the Company's and the Operating Partnership's maximum unsecured borrowings, interest and fixed charge coverage, total leverage, limitations on secured borrowings and a restriction on the amount of dividends and distributions to not more than 95% of "funds from operations," a REIT industry measure of operating performance, unless the additional amounts are necessary to maintain the Company's REIT status under the Code. The Line of Credit matures on December 31, 2000, and may be extended annually through December 31, 2002, subject to annual extension fees of 0.10% and the prior consent of the banks in the bank lending group. The Swing Facility matures on June 30, 1999, and may be extended annually, subject to the prior consent of the lender.

Interest under the Credit Facility accrues at bank prime minus 0.25% or at LIBOR plus 0.80% at the election of the Operating Partnership. In addition, the Operating Partnership pays annual facility fees equal to 0.15% of the total Line of Credit. The weighted average interest rate on Credit Facility borrowings, excluding the effect of the interest rate swap agreements described below, was 5.9% at March 31, 1999. Prior to July 1998, interest under the Credit Facility accrued at bank prime minus 0.25% or at LIBOR plus 1.05%, at the election of the Operating Partnership, and fees on the unused portion of the Credit Facility were 0.15%.

At March 31, 1999, the Operating Partnership had in place two interest rate swap agreements with a commercial bank to effectively change the interest costs on $40,000,000 of Credit Facility borrowings from the variable rates discussed above to fixed rates. The agreements, with notional principal amounts of $10,000,000 and $30,000,000, mature in July 1999 and July 2001 with effective fixed interest rates of 7.3% and 7.6%, respectively.

Term Loan
At March 31, 1999, the Operating Partnership had outstanding an $85,000,000 unsecured syndicated bank term loan (the "Term Loan") with a group of five banks. Interest accrues on the Term Loan at LIBOR plus 1.25% and the Term Loan matures on December 31, 2001. Simultaneously with the execution of the Term Loan, the Operating Partnership entered into three interest rate swap agreements with three commercial banks to effectively change the interest costs on the entire $85,000,000 Term Loan from its variable rate to fixed rates. The interest rate swap agreements, with notional principal amounts of $35,000,000, $25,000,000 and $25,000,00, mature on December 31, 2001, and effectively convert interest costs on the Term Loan to a fixed rate of approximately 6.3% through maturity.

Mortgage Notes Payable
At March 31, 1999, fixed rate mortgage notes payable included 29 notes with a weighted average interest of 8.3%. The weighted average term to maturity of fixed rate mortgage notes payable was 6.4 years at March 31, 1999. Total mortgage indebtedness decreased by $7,635,000 in 1999 due to principal repayments and retirements. Certain Company officers and Common Unitholders guarantee a portion of the fixed rate mortgage notes.

Debt Maturities
Scheduled maturities of total borrowings at March 31, 1999, are summarized as follows (in thousands):

    ---------------------------------------------
          Year                    Amount
    =============================================
          1999                   $ 62,083(a)
          2000                    158,853(a)
          2001                     91,352
          2002                      9,874
          2003                      7,854
          2004 and thereafter     338,888
    ---------------------------------------------
                                 $668,904
    =============================================

   (a) Includes $16,990 maturing in 1999 under the Swing Facility and $123,150 maturing in 2000 under the Line of Credit, assuming that no extensions are exercised.

Interest paid, net of amounts capitalized, totaled $11,818,000 and $5,037,000 for the three months ended March 31, 1999 and 1998, respectively. Interest costs capitalized totaled $3,398,000 and $2,162,000 for the three months ended March 31, 1999 and 1998, respectively.

5.  INVESTMENTS IN AND NOTES RECEIVABLE
    FROM UNCONSOLIDATED SERVICE COMPANIES

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


The following information summarizes the financial position, results of operations and cash flows of the Service Companies and their subsidiaries on a combined basis (in thousands):

   ------------------------------------------------------------------------
                                                March 31,   December 31,
              Financial Position                   1999         1998
   ========================================================================
   Assets
   Real estate assets                             $20,230        $22,768
   Investments in unconsolidated entities          12,304         12,096
   Receivables and other assets                    33,187         26,634
   ------------------------------------------------------------------------
                                                  $65,721        $61,498
   ========================================================================
   Liabilities and Equity
   Borrowings from the Operating Partnership      $44,214        $44,575
   Other borrowings                                 2,309          2,309
   Other liabilities                               20,466         15,472
   Total equity (deficit)                          (1,268)          (858)
   ------------------------------------------------------------------------
                                                  $65,721        $61,498
   ========================================================================

The operations of the Service Companies and their subsidiaries are financed through borrowings from the Operating Partnership. These line of credit borrowings accrue interest at bank prime plus 1%, payable monthly, and are due on demand. As part of these financing arrangements, the Service Companies and their subsidiaries have agreed not to incur any additional unsecured borrowings other than through borrowings from the Operating Partnership. Borrowings from the Operating Partnership also include $10,876,000 of 12% notes due in 2004.

At March 31, 1999, the Company's investment in and notes receivable from the Service Companies and their subsidiaries totaling $42,926,000 includes notes receivable from the Service Companies and their subsidiaries of $44,214,000 and the Company's investment in the Subsidiaries of ($1,288,000).

   ------------------------------------------------------------------------------
                                                   Three Months     Three Months
                                                       Ended            Ended
   Results of Operations                           March 31, 1999   March 31, 1998
   ===============================================================================
   Revenue
   Construction and development fees                      $1,099          $   652
   Landscape                                               2,563            1,035
   Commissions                                               190              232
   Property management fees and other                        300               79
   ------------------------------------------------------------------------------
                                                           4,152            1,998
   ------------------------------------------------------------------------------
   Costs and expenses
   Direct costs                                            2,476              804
   Interest expense - Operating Partnership                  936              391
   Interest expense - third parties                           51              167
   General and administrative                                916              817
   Other                                                     390               88
   ------------------------------------------------------------------------------
                                                           4,769            2,267
   ------------------------------------------------------------------------------
   Loss before gains on sale of
      real estate and equity in earnings
      of unconsolidated entities                            (617)            (269)
   Gain on sale of real estate - third parties                --              377
   Gain on sale of real estate - Operating
      Partnership                                             --              142
   Equity in earnings of
      unconsolidated entities                                208              244
   ------------------------------------------------------------------------------
   Net income (loss)                                      $ (409)         $   494
   ------------------------------------------------------------------------------
   Net income (loss) attributable
      to Operating Partnership                            $ (405)         $   489
   Interest expense - Operating Partnership                  936              391
   Elimination of intercompany
      profits - Operating Partnership                        (28)            (392)
   ------------------------------------------------------------------------------
   Equity in earnings of Service Companies                $  503          $   488
   ===============================================================================
   Distributions and interest paid
      to Operating Partnership                            $  610          $    --
   ===============================================================================

   ------------------------------------------------------------------------------
                                                   Three Months     Three Months
                                                      Ended            Ended
   Cash Flows                                     March 31, 1999   March 31, 1998
   ===============================================================================
   Operating activities                                   $3,057          $ 2,105
   Investing activities                                    1,549           (8,749)
   Financing activities                                     (971)           1,810
   ------------------------------------------------------------------------------

6.  SHAREHOLDERS' EQUITY

In January 1999, the Company declared and paid common stock dividends of $9,935,000 or $0.505 per share relating to fourth quarter 1998 operating results and also declared and paid dividends on its Series A Preferred Stock of $3,000,000 or $0.50 per share. Additionally, in January 1999, the Operating Partnership made distributions to the minority Common Unitholders of $3,646,000 or $0.505 per Common Unit relating to fourth quarter 1998 operating results and made distributions to the holders of the series C preferred units of $662,000 or $0.47 per unit and the series D preferred units of $1,230,000 or $0.47 per unit.

In April 1999, the Company declared and paid quarterly common stock dividends and made distributions to Common Unitholders relating to the first quarter of 1999 of $9,976,000 or $0.505 per common share and $3,698,000 or $0.505 per
Common Unit, respectively. Additionally, in April 1999, the Company declared and paid a quarterly series A preferred stock dividends of $3,000,000 or $0.50 per share and made distributions to the holders of the series C preferred units of $700,000 or $0.50 per unit and the series D preferred units of $1,402,000 or $0.539 per unit.

7.  NET INCOME PER COMMON SHARE

Reconciliations of net income available to common shareholders and weighted average common shares used in the Company's basic and diluted net income per common share computations are detailed below (in thousands, except per share data):

---------------------------------------------------------------------------------------------
                                                               Three Months    Three Months
                                                                  Ended           Ended
                                                              March 31, 1999  March 31, 1998
---------------------------------------------------------------------------------------------
Computation of Net Income Available to Common Shareholders
Net income available to common
 shareholders - basic                                                $ 9,247         $ 5,378
Minority interests in earnings of Common
 Unitholders in the Operating Partnership                              3,432           1,940
---------------------------------------------------------------------------------------------
Net income available to common
 shareholders - diluted                                              $12,679         $ 7,318
---------------------------------------------------------------------------------------------
Computation of Weighted Average Common Shares
Weighted average common shares - basic                                19,728          18,276
Dilutive securities -
 Common Units of limited partnership interest in
  the Operating Partnership                                            7,323           6,592
 Stock options                                                           126             195
---------------------------------------------------------------------------------------------
Weighted average common shares - diluted                              27,177          25,063
---------------------------------------------------------------------------------------------
Net Income per Common Share
 Basic                                                               $  0.47         $  0.29
 Diluted                                                                0.47            0.29
---------------------------------------------------------------------------------------------

Basic net income per common share for the periods presented was computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share was computed assuming that the weighted average number of Common Units outstanding were converted into the equivalent number of shares of common stock and based on the dilutive effect of stock options outstanding. The Company had 789,000 and 76,000 additional outstanding stock options, respectively, and 350,000 outstanding stock warrants that were not dilutive in the three months ended March 31, 1999 and 1998. In addition, the convertible feature of the series C preferred units was not dilutive in the three months ended March 31, 1999.

8.  SEGMENT DATA

The Company operates as a self-administered and self-managed REIT whose primary business is the acquisition, development and ownership of industrial and suburban office properties in the southeast United States and Texas. At March 31, 1999, the Company's in-service operating property portfolio (based on square footage) consisted of 89.6% industrial properties, 8.6% suburban office properties and 1.8% retail and other properties.

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

Segment operating performance is measured on segment earnings before interest expense and depreciation and amortization expense. Segment revenues consist primarily of property operating revenues from in-service properties, but also include other miscellaneous segment revenues. Segment earnings consist primarily of segment revenues less segment property operating, maintenance, management and real estate tax expenses and direct segment general and administrative expenses. To the extent an operating segment generates earnings from unconsolidated entities, such earnings are included in the measurement of segment earnings. The Company's measurement of segment earnings is consistent with the Company's calculation of segment unleveraged "funds from operations," a REIT industry measure of operating performance. Intersegment transactions are not material to the presentation of the segment data.

A summary of reportable segment revenues, segment earnings and segment assets is detailed below (in thousands):

-----------------------------------------------------------------------------------------------------------------
                                                          North     South                               Segment
                                               Georgia   Carolina  Florida   Tennessee    Other(a)       Total
-----------------------------------------------------------------------------------------------------------------
Three months ended March 31, 1999
Segment revenues                               $ 22,165  $  6,908  $  5,778   $  4,762   $  4,808     $   44,421
-----------------------------------------------------------------------------------------------------------------
Segment earnings                               $ 17,684  $  5,180  $  3,957   $  3,754   $  3,432     $   34,007
-----------------------------------------------------------------------------------------------------------------
Segment assets(b)                              $605,761  $222,372  $195,232   $185,478   $229,940     $1,438,783
-----------------------------------------------------------------------------------------------------------------

Three months ended March 31, 1998
Segment revenues                               $ 18,381  $  5,249  $  4,807   $  3,002   $  1,254     $   32,693
-----------------------------------------------------------------------------------------------------------------
Segment earnings                               $ 14,912  $  3,787  $  3,187   $  2,417   $    762     $   25,065
-----------------------------------------------------------------------------------------------------------------
Segment assets(b)                              $539,261  $171,812  $183,779   $124,066   $ 66,651     $1,085,569
-----------------------------------------------------------------------------------------------------------------

A reconciliation of segment earnings to consolidated net income is as follows:

-----------------------------------------------------------------------------------------------------------------
                                                                          Three Months            Three Months
                                                                              Ended                    Ended
                                                                          March 31, 1999          March 31, 1998
-----------------------------------------------------------------------------------------------------------------
Segment earnings                                                             $ 34,007                $   25,065
Depreciation and amortization expense                                         (11,344)                   (8,361)
Interest expense                                                               (9,103)                   (6,102)
Corporate general and administrative expense                                   (1,003)                     (563)
Interest income                                                                   325                       279
Gain on sale of real estate assets                                              4,899                        --
Minority interests                                                             (5,534)                   (1,940)
-----------------------------------------------------------------------------------------------------------------
Consolidated net income                                                      $ 12,247                $    8,378
-----------------------------------------------------------------------------------------------------------------

(a) Represents aggregate data for operating segments below the quantitative threshold prescribed by SFAS 131.
(b)  At period end.

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

Pursuant to the Merger Agreements: (i) each outstanding share of common stock, par value $0.01 per share, of the Company ("Weeks Common Stock") will be converted into the right to receive 1.38 shares of common stock, par value $0.01 per share, of Duke ("Duke Common Stock"),
(ii) each issued and outstanding share of 8.0% Series A Preferred Stock, par value $0.01 per share, of the Company will be converted into the right to receive one preference share representing 1/1000 of a share of 8.0% Series F Cumulative Redeemable Preferred Stock, par value $0.01 per share, of Duke;
(iii) each issued and outstanding share of 8.625% Series D Cumulative Redeemable Preferred Stock, par value $0.01 per share, of the Company will be converted into the right to receive one preference share representing 1/1000 of a share of 8.625% Series H Cumulative Redeemable Preferred Stock, par value $0.01 per share, of Duke; (iv) each issued and outstanding Common Unit in the Operating Partnership will be converted into 1.38 common units of limited partnership interest in Duke OP; (v) each issued and outstanding 8.0% Series A Preferred Unit in the Operating Partnership will be converted into one 8.0% Series F Cumulative Redeemable Preferred Unit in Duke OP; (vi) each issued and outstanding 8.0% Series C Preferred Unit in the Operating Partnership will be converted into one 8.0% Series G Cumulative Redeemable Preferred Unit in Duke OP; and (vii) each issued and outstanding 8.625% Series D Preferred Unit in the Operating Partnership will be converted into one 8.625% Series H Cumulative Redeemable Preferred Unit in Duke OP.

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

The consummation of the transactions contemplated by the Merger Agreements is expected to occur on or about June 30, 1999 and is subject to approval by the stockholders of Duke and the shareholders of the Company and satisfaction of certain other customary closing conditions. Additionally, the consent of certain Company debt holders, lenders and others will be required to consummate the Mergers. There can be no assurance that the transactions contemplated by the Merger Agreements will be consummated. The Company has agreed with Duke that if the REIT Merger Agreement is terminated under certain circumstances, the Company will pay Duke certain fees and expenses. Duke has agreed with the Company that if the REIT Merger Agreement is terminated under certain other circumstances, Duke will pay the Company certain fees and expenses.

Results of Operations
Operating information relating to the Company's properties for the three months ended March 31, 1999 and 1998, is summarized below (in thousands):

----------------------------------------------------------------------------
                                       Three Months    Three Months
                                           Ended           Ended        %
                                      March 31, 1999  March 31, 1998  Change
============================================================================
Rental revenues                            $38,520         $28,345    35.9%
Tenant reimbursements                        5,561           3,960    40.4%
----------------------------------------------------------------------------
Property operating revenues                 44,081          32,305    36.5%
----------------------------------------------------------------------------
Operating, maintenance and
 management expenses                         6,341           4,721    34.3%
Real estate taxes                            3,912           2,746    42.5%
Depreciation and amortization               11,344           8,361    35.7%
----------------------------------------------------------------------------
Property operating expenses                 21,597          15,828    36.4%
----------------------------------------------------------------------------
Property operating revenues less
 property operating expenses               $22,484         $16,477    36.5%
============================================================================

Period to period comparisons of property operating revenues and expenses for 1999 and 1998 are discussed herein using the categories "core properties," "development properties" and "acquisition properties." Core properties are defined as properties which were stabilized and operating as of January 1, 1998. The Company defines a property as stabilized upon the earlier of substantial lease-up or one year from building shell completion. Development properties reflect properties completed and stabilized, and acquisition properties are properties acquired, subsequent to January 1, 1998.

For the comparable three months ended March 31, 1999 and 1998, operating results of the core properties, exclusive of core properties sold in January 1999 (see
Note 3 to the consolidated condensed financial statements), are summarized below (in thousands). Core properties information represents the operating results of 223 properties totaling approximately 15,942,000 square feet and excludes the operating results of 19 properties totaling 1,073,000 square feet, sold in January 1999.

------------------------------------------------------------------------------
                                       Three Months     Three Months
                                           Ended            Ended          %
                                      March 31, 1999   March 31, 1998   Change
==============================================================================
Rental revenues                            $22,728          $22,447      1.3%
Tenant reimbursements                        3,533            3,234      9.3%
------------------------------------------------------------------------------
Property operating revenues                 26,261           25,681      2.3%
------------------------------------------------------------------------------
Operating, maintenance and
 management expenses                         3,561            3,418      4.2%
Real estate taxes                            2,129            2,032      4.8%
Depreciation and amortization                7,068            6,726      5.1%
------------------------------------------------------------------------------
Property operating expenses                 12,758           12,176      4.8%
------------------------------------------------------------------------------
Property operating revenues less
 property operating expenses               $13,503          $13,505      0.0%
==============================================================================
Average occupancy                             94.8%            96.4%
==============================================================================

Comparison of Operating Results for the Three Months Ended March 31, 1999, to the Three Months Ended March 31, 1998
Property operating revenues (rental revenue plus tenant reimbursements) increased $11,776,000 or 36.5% between periods. Of this increase, $5,304,000 and $7,098,000 were attributable to acquisition and development properties, respectively, and such increases were offset by a decrease in property operating revenues from core properties of $626,000. The increases relating to acquisition and development properties were due to the acquisition of 49 properties (48 in 1998 and 1 in 1999) totaling approximately 5,187,000 square feet and the stabilization of 37 development properties (27 in 1998 and 10 in 1999) and one property expansion in 1998 totaling approximately 4,568,000 square feet. The decrease relating to core properties was due primarily to the sale of 19 core properties totaling 1,073,000 square feet in January 1999. Property operating expenses increased $5,769,000 or 36.4% between periods due primarily to the growth in the property portfolio resulting from the acquisition and development properties, offset somewhat by the decreased property operating expenses of the core properties sold as discussed above.

Property operating revenues from core properties, exclusive of the core properties sold in January 1999, increased 2.3% despite a decrease in overall average occupancy of approximately 1.6%. This increase in property operating revenues was due primarily to both rental rate and tenant reimbursement increases between periods. Property operating expenses increased 4.8% due primarily to increased utility and real estate tax expense in 1999. Property operating revenues less property operating expenses from core properties increased 1.7%, exclusive of depreciation and amortization expense.

Interest expense increased by $3,001,000 or 49.2% from $6,102,000 for the three months ended March 31, 1998, to $9,103,000 for the three months ended March 31, 1999, due to increased net interest expense on unsecured bank borrowings and unsecured note borrowings due primarily to higher average borrowings used to finance the Company's growth in 1999 compared to 1998.

Company general and administrative expenses increased by $476,000 or 37.2% from $1,280,000 for the three months ended March 31, 1998, to $1,756,000 for the three months ended March 31, 1999, due primarily to increased personnel and related costs associated with the Company's geographic expansion, including the opening of an office in Dallas, Texas during the third quarter of 1998 and the continued growth of its existing offices in Orlando and Tampa, Florida during 1998. As a percentage of total revenue, general and administrative expenses remained comparable between periods at 4.0% in the first quarter of 1999 and 3.9% in the first quarter of 1998.

Equity in earnings of unconsolidated service companies represents the Company's 99% economic interest in the earnings of the Service Companies and their subsidiaries after the elimination of interest expense and intercompany profits to the Company (see Note 5 to the consolidated condensed financial statements). Equity in earnings of the Service Companies and their subsidiaries increased by $15,000 or 3.1% from $488,000 for the three months ended March 31, 1998, to $503,000 for the three months ended March 31, 1999, due primarily to increased profits from construction service operations and from the Service Companies' equity investment in Codina Group, Inc., offset by reduced profits from third-party land sales. Equity in earnings of unconsolidated real estate entities of $89,000 in 1999 and $68,000 in 1998 primarily represents the Company's 50% share of earnings from a single building equity investment.

The gain on sale of real estate assets of $4,899,000 in the three months ended March 31, 1999, represents the profit from the sale of 21 buildings (19 core properties and two development properties) totaling 1,181,000 square feet (see
Note 3 to the consolidated condensed financial statements).

Segment Operations
The Company manages its business through geographic operating segments and segment operating performance is measured based on profits before interest expense and depreciation and amortization expense, referred to herein as "segment earnings." See note 8 to the consolidated condensed financial statements for an additional discussion and presentation of segment information.

A comparison of segment earnings for the three months ended March 31, 1999 and 1998 is detailed below (in thousands):

-----------------------------------------------------------
                           Three Months    Three Months
                              Ended           Ended
Operating Segments        March 31, 1999  March 31, 1998
-----------------------------------------------------------
Georgia                      $17,684         $14,912
North Carolina                 5,180           3,787
South Florida                  3,957           3,187
Tennessee                      3,754           2,417
Other                          3,432             762
-----------------------------------------------------------
Total                        $34,007         $25,065
===========================================================

Segment earnings, as defined, increased $8,942,000 or 35.7% from $25,065,000 in the three months ended March 31, 1998 to $34,007,000 in the three months ended March 31, 1999. Segment earnings in Georgia increased due primarily to the stabilization of development properties throughout 1998 and in the first quarter of 1999. North Carolina segment earnings increased due primarily to both acquisitions and the stabilization of development properties subsequent to March 31, 1998. South Florida segment earnings in the first quarter of 1999 reflect a full quarter of earnings from properties acquired in January 1998 plus earnings from an additional development property stabilized in 1999 compared to a partial quarter of earnings from the acquisition properties in 1998. Segment earnings in Tennessee increased due primarily to properties acquired in 1998. Other segment earnings increased due primarily to the earnings from properties acquired in the Company's entry into the Dallas/Ft. Worth, Texas market in June 1998, additional earnings from 1998 acquisition properties in the Jacksonville, Florida market and from the stabilization of development properties in Orlando, Florida in 1998 and 1999.

Liquidity and Capital Resources
The Company continues to generate increasing cash flows from operations. Cash provided by operating activities increased 13.3% from $15,938,000 for the three months ended March 31, 1998, to $18,058,000 for the three months ended March 31, 1999, due primarily to the growth in the Company's operating income resulting from 37 development properties (27 in 1998 and 10 in 1999) and one property expansion in 1998 stabilized and from 49 buildings acquired (48 in 1998 and one in 1999).

The Company's net cash flow from operations is currently sufficient to meet the Company's current operational needs and to satisfy the Company's current quarterly dividends on both its common and preferred stock. Company management believes that operating cash flows will continue to be adequate to fund these requirements for the remainder of 1999. The Company operates as and intends to maintain its qualification as a REIT under the Code. As a REIT, the Company will generally not be subject to corporate federal income taxes as long as it satisfies certain technical requirements of the Code, including the requirement to distribute 95% of its taxable income to its shareholders.

During the three months ended March 31, 1999, the Company invested $63,560,000 of cash in property acquisition, development and construction activities. This compares to $108,297,000 for the same three month period in 1998. This decreased cash investment activity reflects primarily the decreased cash component of the Company's building acquisition activity in 1999 compared to 1998 of approximately $54,252,000 offset by increased development activity. In addition, during the first quarter of 1999, the Company received net proceeds of $51,832,000 from the sale of operating real estate assets.

Financing for the Company's property investment activities, in excess of activities funded through operating real estate asset sales, consisted primarily of $22,115,000 of Credit Facility borrowings in the three months ended March 31, 1999 compared to $47,200,000 from common equity offerings and $94,141,000 of net proceeds from unsecured note borrowings, offset somewhat by reduced Credit Facility borrowings, in the three months ended March 31, 1998. The debt and equity components of the Company's ongoing financing strategy may differ based on market conditions.

In addition to its operating cash flow, the Company has aggregate borrowing capacity of $245,000,000 under the Credit Facility (see Note 4 to the consolidated condensed financial statements), which may be used, among other things, to meet its operational obligations and annual REIT dividend requirements. The Company currently intends to finance its development, construction and acquisition activities primarily through borrowings under the Credit Facility, refinanced, as necessary, through the issuance of both common and preferred equity securities and public and private unsecured debt obligations. Additionally, the Company may continue to selectively use real estate asset sales and other joint venture arrangements to supplement the financing of its development pipeline. As of March 31, 1999, the Company had available capacity under the Credit Facility of approximately $104,860,000.

The Company believes it has adequate liquidity, borrowing capacity and sources of capital and cash flow, including available capacity under its existing Credit Facility, remaining capacity of approximately $550,000,000 under a universal shelf registration statement and cash flow generated from selective real estate asset sales and other joint venture arrangements, to meet its current operational requirements, to fund annual principal repayments under existing mortgage notes payable, and to fund its current development and acquisition activity. It is management's expectation that the Company will continue to have access to the additional capital resources necessary to further expand and develop its business and to refinance mortgage notes payable as they mature. These resources include the expansion of the available borrowing capacity under the Credit Facility, other forms of debt and equity financing, in both public and private markets. As an alternative to the more traditional debt and equity financings used in prior years, the Company has in early 1999, and may continue, to utilize selective real estate asset sales and other joint venture arrangements to provide additional sources of capital in periods where the pricing, terms and availability of other traditional financing sources are not advantageous to the Company. Future development and acquisition activities will be undertaken by the Company only as suitable opportunities arise. Such activities are not expected to be undertaken unless adequate sources of financing are available and a satisfactory budget with an appropriate return on investment has been internally approved.

Total consolidated debt amounted to $668,904,000 at March 31, 1999, including unsecured note borrowings of $200,000,000, unsecured bank borrowings of $225,140,000 and mortgage notes payable of $243,764,000. Of the $243,764,000 of mortgage indebtedness, $243,164,000 is fixed rate and $600,000 is variable rate. At March 31, 1999, the weighed average interest rate on the Company's fixed rate mortgage debt was 8.3% and on its variable rate mortgage debt was 6.1%. The weighted average interest rates under the Credit Facility and the unsecured term loan, exclusive of the impact of the interest rate swap agreements, at March 31, 1999, were 5.9% and 6.3%, respectively. The weighted average interest rate on the Company's unsecured notes was 7.125% at March 31, 1999. Based on the outstanding balance of mortgage notes payable at March 31, 1999, the weighted average interest rates on the mortgage notes with a final maturity in each of the next five years and thereafter were 7.3% in 1999, 9.0% in 2000, 7.9% in 2001, 8.2% in 2002, 8.3% in 2003 and 8.5% thereafter.

Including total consolidated debt obligations of $668,904,000 and $2,309,000 of other notes payable on unconsolidated properties, the total debt obligations of the Company and its unconsolidated entities was $671,213,000 or 40% of total market capitalization (defined as total debt plus the market equity value of the Company's equity securities as calculated below) at March 31, 1999 (assuming the exchange of all of the Common Units of the Operating Partnership for shares of common stock). Based on the closing price of the common stock of $28.5625, on March 31, 1999, and assuming the exchange of all of the Common Units of the Operating Partnership for shares of common stock, there would be 27,078,747 shares of common stock outstanding with a total market value of $773,437,000, 6,000,000 shares of preferred stock outstanding with a liquidation value of $150,000,000, 4,000,000 preferred partnership units outstanding with a liquidation value of $100,000,000 and 350,000 common stock warrants outstanding with a book value of $1,400,000, resulting in total equity value of $1,024,837,000.

Current Development and Acquisition Activity
At March 31, 1999, the Company had committed developments and acquisitions totaling approximately $280,049,000, representing 42 buildings totaling 4,450,000 square feet. Including new development activity, net of the stabilization of development properties, between March 31, 1999 and May 10, 1999, the Company had, at May 10, 1999, committed developments and acquisitions totaling approximately $325,735,000, representing 50 buildings totaling
5,264,000 square feet.   Properties under agreement to acquire as of May 10,
1999, consisted of one building, totaling 90,000 square feet, with a total expected cost of approximately $5,100,000. Development properties as of May 10, 1999, consisted of 49 buildings totaling 5,174,000 square feet, with a total expected cost of approximately $320,635,000.

It is expected that such development and acquisition properties will stabilize or be acquired as detailed below:

-----------------------------------------------------------------
                                   Square             Estimated
Year                Buildings       Feet               Cost(a)
-----------------------------------------------------------------
1999                   17         1,683,000        $115,554,000
2000                   33         3,581,000         210,181,000
-----------------------------------------------------------------
                       50         5,264,000        $325,735,000
-----------------------------------------------------------------

(a) For development properties represents the entire estimated cost of the property at the estimated stabilization date.

In addition, the Company has committed, subject to closing conditions and the completing and updating of due diligence procedures, to acquire development land totaling approximately $32,641,000 over various periods ranging up to five years.

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

The Company's calculation of funds from operations follows the guidelines issued by NAREIT, including the recognition of rental income on the "straight-line" basis consistent with its treatment in the Company's statement of operations under GAAP. The "straight-line" rental adjustment increased rental revenues by $1,089,000 and $251,000 for the three months ended March 31, 1999 and 1998, respectively. In accordance with the NAREIT guidelines, the Company excludes gains or losses on sales of operating (previously depreciated) real estate assets in calculating funds from operations, but includes gains or losses on sales of undepreciated assets (land) that are of a recurring nature. Pre-tax gains on land sales are included in funds from operations in the amount of $0 and $419,000 for the three months ended March 31, 1999 and 1998, respectively.

For the three months ended March 31, 1999, funds from operations increased by $2,544,000 or 22.1% to $14,078,000 compared to funds from operations of $11,534,000 for the three months ended March 31, 1998. Funds from operations for the three months ended March 31, 1999 and 1998 are detailed below (in thousands):

--------------------------------------------------------------------------------------
                                                     Three Months     Three Months
                                                        Ended             Ended
                                                    March 31,  1999   March 31, 1998
======================================================================================
Net income available to
 common shareholders                                    $ 9,247          $ 5,378
Minority interests of common unitholders                  3,432            1,940
Depreciation and amortization                            11,344            8,361
Depreciation and amortization -
 unconsolidated entities                                    180               15
Gain on sale of operating real estate assets             (4,899)              --
--------------------------------------------------------------------------------------
Funds from operations available to
 common shareholders
 (Common Units fully converted)                         $19,304          $15,694
Percentage attributable to common
 shareholders(1)                                           72.9%            73.5%
--------------------------------------------------------------------------------------
Funds from operations attributable to
 common shareholders                                    $14,078          $11,534
--------------------------------------------------------------------------------------
Weighted average common shares
  Basic                                                  19,728           18,276
  Diluted(2)                                             27,177           25,063
======================================================================================

(1) Represents the Company's weighted average common ownership percentage of the Operating Partnership for the period.
(2) Represents the weighted average shares of common stock outstanding plus the weighted average Common Units of limited partnership interest in the Operating Partnership outstanding (Common Units are convertible into common stock on a one-for-one basis) and the dilutive effect of outstanding stock options. Weighted average Common Units outstanding totaled 7,323,000 and 6,592,000 for the three months ended March 31, 1999 and 1998, respectively. Common stock equivalents related to outstanding stock options totaled 126,000 and 195,000 for the three months ended March 31, 1999 and 1998, respectively.

Supplemental Information on Capital Expenditures and Leasing Costs
The following table details the Company's capital expenditures and leasing costs for the three months ended March 31, 1999 and 1998 (in thousands):

--------------------------------------------------------------------------------------
                                                       Three Months    Three Months
                                                          Ended           Ended
                                                      March 31, 1999  March 31, 1998
======================================================================================
Building acquisitions(1)(2)                               $43,117        $179,581
Development and land acquisition activity(3)(4)            52,706          60,380
Non-revenue-producing building
 improvements                                                 626             378
Tenant improvement and leasing costs
 on second-generation leases(5)                             2,054           1,827
--------------------------------------------------------------------------------------
                                                          $98,503        $242,166
======================================================================================

(1) Building acquisitions in 1998 included two buildings acquired while still under development.
(2) Reflects aggregate acquisition costs including the Company's investment and advances to unconsolidated entities of $32,733,000 in the three months ended March 31, 1999. Reflects aggregate acquisition costs including the assumption of indebtedness of $80,897,000, the issuance of $29,824,000 of Common Units and other assumed liabilities, net of other assets, of $4,224,000 in the three months ended March 31, 1998.
(3) Includes first-generation leasing costs on stabilized development properties totaling $1,068,000 and $543,000 in the three months ended March 31, 1999 and 1998, respectively.
(4) Reflects aggregate development and leasing costs including of the issuance of $300,000 of Common Units and including the increase in construction payables of $101,000 in the three months ended March 31, 1999. Reflects aggregate development and leasing costs including the settlement of real estate loans of $7,898,000, the issuance of $6,299,000 of Common Units and exclusive of the decrease in construction payables of $3,727,000 in the three months ended March 31, 1998.
(5) Includes second-generation leasing costs totaling $943,000 and $807,000 in the three months ended March 31, 1999 and 1998, respectively.

The following table summarizes by period the Company's capitalized tenant improvement and leasing costs incurred in the renewal or re-leasing of previously occupied space for the three months ended March 31, 1999, and the year ended December 31, 1998, respectively. The information detailed below is presented based on the date the tenants occupy the leased space.

Capitalized Tenant Improvements and Leasing Costs
-----------------------------------------------------------------------------------------------
                                                                   Three Months       Year
                                                                      Ended           Ended
(In thousands, except per square foot information)               March 31, 1999   Dec. 31, 1998
===============================================================================================
Industrial Properties
 Re-leasing
   Square feet re-leased                                                 490          1,843
   Capitalized tenant improvements and leasing commissions             $ 532         $3,826
   Capitalized tenant improvements and leasing commissions
    per square foot                                                    $1.09         $ 2.08
 Renewal
   Square feet renewed                                                   195          2,173
   Capitalized tenant improvements and leasing commissions             $  92         $1,582
   Capitalized tenant improvements and leasing commissions
    per square foot                                                    $0.47         $ 0.73
 Total
   Square feet                                                           685          4,016
   Capitalized tenant improvements and leasing commissions             $ 624         $5,408
   Capitalized tenant improvements and leasing commissions
    per square foot                                                    $0.91         $ 1.35
===============================================================================================
Suburban Office Properties
 Re-leasing
   Square feet re-leased                                                  16            103
   Capitalized tenant improvements and leasing commissions             $  65         $  347
   Capitalized tenant improvements and leasing commissions
    per square foot                                                    $4.04         $ 3.36
 Renewal
   Square feet renewed                                                    40             92
   Capitalized tenant improvements and leasing commissions             $ 109         $  160
   Capitalized tenant improvements and leasing commissions
    per square foot                                                    $2.70         $ 1.74
 Total
   Square feet                                                            56            195
   Capitalized tenant improvements and leasing commissions             $ 174         $  507
   Capitalized tenant improvements and leasing commissions
    per square foot                                                    $3.08         $ 2.60
===============================================================================================

Supplemental Disclosure of Tenant and Lease Expiration Information

Tenants
As of March 31, 1999, the Company's properties were leased to 1,028 tenants including local, regional, national and international companies. The Company's 30 largest tenants (measured by annualized base rent for leases in place in stabilized properties and in properties under development or in lease-up where tenants were paying rent at March 31, 1999) occupy a total of approximately 5,788,000 square feet and represent 25.9% of the annualized base rent as shown in the table below.

30 Largest Tenants Measured By Annualized Base Rent
---------------------------------------------------------------------------------------------------
                                                                             % of Total
                                                    Number                   Annualized
                                         Square       of       Annualized       Base
 Rank Tenant                              Feet      Leases    Base Rent(1)     Rent(1)       State
---------------------------------------------------------------------------------------------------
   1  Northern Telecom, Inc.(2)          401,349      8      $ 3,002,853         1.9%       NC,TN
   2  Interpath Communications, Inc.     189,875      4        2,417,325         1.5%         NC
   3  United States Postal Service       409,026      5        2,340,518         1.5%       FL,TX
   4  Scientific Atlanta, Inc.           469,633      8        2,244,179         1.4%         GA
   5  Federal Express Corporation        237,890      4        2,098,942         1.3%       FL,TN
   6  Hussmann Corporation               374,045      1        1,984,687         1.2%         GA
   7  PPD Pharmaco, Inc.                 164,495      5        1,895,200         1.2%         NC
   8  United Healthcare Services, Inc.   146,106      3        1,642,260         1.0%      GA,FL,SC
   9  Radiant Systems, Inc.              106,631      1        1,609,789         1.0%         GA
  10  Alltel                             114,476      7        1,541,124         1.0%         NC
  11  Honeywell, Inc.                    119,961      4        1,501,052         0.9%         GA
  12  Ikon Office Solutions, Inc.        177,000      4        1,468,400         0.9%         GA
  13  GTE Mobilnet Service Corporation   126,124      3        1,382,317         0.9%       NC,GA
  14  Tech Data Corporation              181,230      2        1,367,722         0.9%         FL
  15  Radian International LLC            90,159      2        1,177,399         0.7%         NC
  16  Innotrac Corporation               303,481      2        1,124,905         0.7%         GA
  17  Moore U.S.A., Inc.                 274,951      2        1,085,266         0.7%       TX,FL
  18  AIG Claim Services, Inc.            52,372      1        1,050,059         0.7%         GA
  19  Pioneer-Standard Electronics, Inc. 109,957      2        1,035,436         0.6%         GA
  20  Square D Company                   102,262      2        1,000,749         0.6%       TN,FL
  21  DeVry Inc.                          64,981      1          928,269         0.6%         GA
  22  The Athlete's Foot Group, Inc.     162,651      1          924,069         0.6%         GA
  23  Anixter, Inc.                      167,460      2          913,150         0.6%         GA
  24  Merisel, Inc.                      142,487      2          900,147         0.6%         FL
  25  Fisher Scientific Company          223,219      1          875,019         0.5%         GA
  26  Reckitt & Colman, Inc.             356,000      2          871,840         0.5%         GA
  27  Tekelec                             98,210      3          858,680         0.5%         NC
  28  Fritz Companies, Inc.              282,400      4          841,118         0.5%       GA,TN
  29  Data General Corporation            89,680      2          817,304         0.5%         GA
  30  National Data Corporation           50,283      4          786,776         0.4%         GA
--------------------------------------------------------------------------------------------------
                                       5,788,394     92      $41,686,554         25.9%
--------------------------------------------------------------------------------------------------

(1) Annualized cash base rent net of rental concessions, if any, based on leases in place for stabilized properties and in properties under development or in lease-up where tenants were paying rent as of March 31, 1999.
(2) Leases with Northern Telecom totaling 370,824 square feet expire on June 30, 2005, but are subject to an early-termination right that permits Northern Telecom to terminate any of the leases on June 30, 2000, by delivering an early-termination notice to the Company on or before June 30, 1999. In the event it exercises its early-termination option, Northern Telecom will be obligated to make certain termination payments to the Company.

Lease Expirations
The following tables show scheduled lease expirations for the Company's total property portfolio, for its industrial property portfolio and for its suburban office portfolio, respectively, based on leases under which tenants were paying rent in both stabilized and pre-stabilized properties as of March 31, 1999, assuming no exercise of renewal options or termination rights, if any:

--------------------------------------------------------------------------------------------------
                                           Square                      Annualized     % of Total
               Year of                      Feet        % of Total    Base Rent(1)    Annualized
             Expiration                (In thousands)  Square Feet   (In thousands)  Base Rent(1)
--------------------------------------------------------------------------------------------------
Total Portfolio
                1999                       3,067          12.2%         17,267          10.3%
                2000                       3,413          13.6%         21,650          12.9%
                2001                       3,088          12.3%         18,519          11.0%
                2002                       3,206          12.8%         25,989          15.5%
                2003                       3,494          13.9%         27,322          16.2%
                2004                       1,696           6.7%         12,082           7.2%
                2005                       1,470           5.8%          4,971           3.0%
                2006                         739           2.9%          4,094           2.4%
                2007                       1,280           5.1%          7,940           4.7%
                2008                       1,589           6.3%         13,881           8.3%
                2009                         701           2.8%          4,852           2.9%
                2010                          65           0.3%             90           0.1%
                2011                         405           1.6%          2,201           1.3%
                2012                         191           0.8%          2,167           1.3%
           2013 and later                    735           2.9%          5,113           2.9%
--------------------------------------------------------------------------------------------------
                                          25,139(2)      100.0%       $168,138         100.0%
==================================================================================================
Industrial Properties
                1999                       2,884          12.7%         15,073          11.6%
                2000                       3,181          14.1%         18,399          14.1%
                2010                       2,950          13.0%         16,587          12.7%
                2002                       2,691          11.9%         17,456          13.4%
                2003                       3,051          13.5%         19,575          15.0%
                2004                       1,507           6.7%          8,662           6.6%
                2005                       1,439           6.4%          4,511           3.5%
                2006                         721           3.2%          3,767           2.9%
                2007                       1,224           5.4%          7,348           5.6%
                2008                       1,296           5.7%          8,428           6.5%
                2009                         628           2.8%          3,481           2.7%
                2010                          --            --              --            --
                2011                         349           1.5%          2,121           1.6%
                2012                         126           0.6%          1,003           0.8%
           2013 and later                    585           2.5%          4,032           3.0%
--------------------------------------------------------------------------------------------------
                                          22,632         100.0%       $130,443         100.0%
==================================================================================================
                                                            (Table continued on following page)

--------------------------------------------------------------------------------------------------
                                          Square                       Annualized     % of Total
             Year of                        Feet        % of Total    Base Rent(1)    Annualized
            Expiration                 (In thousands)  Square Feet   (In thousands)  Base Rent(1)
==================================================================================================
Suburban
Office Properties
               1999                           140           6.7%          1,845           5.3%
               2000                           180           8.6%          2,699           7.8%
               2001                           129           6.2%          1,782           5.1%
               2002                           507          24.3%          8,385          24.2%
               2003                           428          20.5%          7,422          21.4%
               2004                           180           8.6%          3,209           9.3%
               2005                            26           1.2%            382           1.1%
               2006                            17           0.8%            309           0.9%
               2007                            56           2.7%            592           1.7%
               2008                           286          13.7%          5,453          15.8%
               2009                            73           3.5%          1,371           4.0%
               2010                            --            --              --            --
               2011                            --            --              --            --
               2012                            65           3.2%          1,166           3.4%
          2013 and later                       --            --              --            --
--------------------------------------------------------------------------------------------------
                                            2,087         100.0%        $34,615         100.0%
==================================================================================================

   (1) Annualized base rent represents the annualized monthly base rental at the time of lease expiration.
   (2) The total square footage as of March 31, 1999, is comprised of approximately 24,559,000 square feet of leases in in-service properties, and approximately 580,000 square feet of leases in properties under development or in lease-up where tenants are paying rent as of March 31, 1999.

Recent Accounting Pronouncements
In June 1998, SFAS 133, "Accounting for Derivative Instruments and for Hedging Activities," was issued prescribing new accounting standards for the accounting and disclosures of derivative instruments and hedging transactions. SFAS 133 will require the Company to record all derivative instruments on the balance sheet at fair value. Changes in derivative fair values will either be recorded in earnings along with the changes in fair value of related hedged assets or liabilities or as an adjustment to shareholders' equity depending on the nature and type of derivative instrument. SFAS 133 will be effective for the Company beginning January 1, 2000. The Company is evaluating the provisions of SFAS 133 and plans to adopt SFAS 133 in its financial statements beginning in 2000. The impact of SFAS 133 on the Company's financial statements will depend on the extent, type and effectiveness of the Company's hedging activities. However, the Company does not believe the effect of adopting SFAS 133 will be material to its financial position or results of operations.

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

Cost to Address Year 2000 Issues. Through March 31, 1999, the Company has spent approximately $101,000 to upgrade and replace certain computer hardware systems and its telecommunication system to ensure year 2000 compliance. The Company estimates that it will spend an additional $87,000 on computer hardware system upgrades and replacements during 1999 relating to year 2000 compliance issues.
A significant portion of such actual and future expenditures are part of the Company's on-going technology enhancement program and, as such, these expenditures are not incremental costs associated with year 2000 readiness. The Company does not expect to incur additional incremental costs in excess of amounts stated above relating to year 2000 compliance and the Company does not believe the total costs of year 2000 compliance to be material to the Company's consolidated financial condition or results of operations taken as a whole. The Company continues to allocate the time and resources necessary to timely resolve significant year 2000 issues.

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

Contingency Plans. To date, the Company has not established any contingency plans for possible year 2000 issues. After its assessments are completed in the first half of 1999, the Company anticipates evaluating and developing contingency plans to the extent such plans are feasible, to address identified risks. It is anticipated that any such plans will be developed in the second half of 1999.

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

PART I - FINANCIAL INFORMATION
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company's primary derivative and other financial instruments subject to interest rate risk are the Company's fixed and variable rate borrowing arrangements and outstanding interest rate swap arrangements. The Company's other financial instruments (cash and cash equivalents, receivables, other assets, accounts payable and other liabilities) are not generally subject to interest rate risks due to the short-term nature andtype of these instruments.

The Company used interest rate swap and treasury rate guarantee hedge arrangements to manage its exposure to interest rate changes. At March 31, 1999, outstanding interest rate swap arrangements serve to decrease the negative impact of increased short-term interest rates on the Company's financial results by fixing interest rates on otherwise variable rate debt instruments. In prior years, the Company used treasury rate guarantee hedge arrangements to effectively fix the interest rate on anticipated future debt issuances, however, at March 31, 1999, the Company had no outstanding treasury rate guarantee hedge arrangements.

Following is a summary of the terms of the Company's fixed and variable rate borrowing arrangements and interest rate swap arrangements at March 31, 1999 (in thousands):

-------------------------------------------------------------------------------------------------------
                                                          Principal/              Average   Average
                                                           Notional     Fair     Interest   Years to
                                                            Amount      Value      Rate     Maturity
-------------------------------------------------------------------------------------------------------
Debt
  Mortgage Debt
   Fixed rate                                               $243,164  $251,787        8.3%       6.4
   Variable rate                                                 600       600        6.1%      11.6
  Unsecured notes -- fixed rate                              200,000   199,575        7.1%       7.1
  Unsecured term loan -- variable rate                        85,000    85,000        6.3%       2.7
  Unsecured line of credit facilities -- variable rate       140,140   140,140        5.9%       1.6

Interest Rate Swaps
  Unsecured line of credit swaps                            $ 40,000  $ (1,083)        --        1.8
   Average pay rate                                               --        --        6.7%        --
   Average receive rate                                           --        --        5.0%        --
  Unsecured term loan swaps                                   85,000       896         --        2.7
   Average pay rate                                               --        --        5.0%        --
   Average receive rate                                           --        --        5.0%        --

If interest rates under the unsecured line of credit facilities and term loan, in excess of the $125,000,000 effectively converted to fixed rates discussed above, and under the Company's variable rate mortgage debt fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at March 31, 1999, would increase or decrease by approximately $1,000,000 on an annualized basis.

As reflected in the table above, the interest rate swap arrangements would require the net payment of approximately $187,000 (at March 31, 1999), if the arrangements were terminated. Under current accounting rules, these potential costs are not recognized currently in the Company's financial statements, but instead are reflected as part of interest expense over the life of the related hedged borrowings, causing reported interest costs to be higher than current interest costs on similar unhedged indebtedness. The costs associated with terminated swap and hedge arrangements can result in charges to operations to the extent hedged borrowings are not completed or are no longer outstanding.

At March 31, 1999, the Company does not have any exposure to foreign currency exchange risk, equity price risk or other material market risks.

PART II--OTHER INFORMATION
ITEM 2--CHANGE IN SECURITIES

       During the three months ended March 31, 1999, the Company caused the Operating Partnership to issue a total of 10,676 Common Units in the Operating Partnership, in partial consideration for the acquisition of real estate properties. The aggregate value of the properties acquired by the Company in exchange for such Common Units was approximately $300,000. Common Units are convertible by their holders into shares of common stock on a one-for-one basis, or into cash, at the Company's option. The Common Units were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act in reliance, in part, upon the representations and warranties set forth in the acquisition agreements. Certain of these Common Units are subject to registration rights and lock-up agreements which generally restrict the disposition of the Common Units until the designated lock-up periods expire.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

          10.1 - Sixteenth amendment to the Second Amended and Restated Agreement of Limited Partnership of Weeks Realty, L.P. dated January 14, 1999.

          10.2 - Registration Rights Agreement dated January 14, 1999, by and between Weeks Corporation and Paragon Legacy Associates, Ltd.

          27.1 -  Financial data schedule.

      (b) Reports on Form 8-K

          Form 8-K dated February 28, 1999 and filed on March 5, 1999, announcing the execution of an Agreement and Plan of Merger between Weeks Corporation and Duke Realty Investments, Inc.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         WEEKS CORPORATION
                                        --------------------------------------
                                         (Registrant)



May 14, 1999                             /s/ A. R. Weeks, Jr.
                                        --------------------------------------
                                         A. R. Weeks, Jr.
                                         Chairman of the Board and
                                         Chief Executive Officer



May 14, 1999                             /s/ David P. Stockert
                                        --------------------------------------
                                         David P. Stockert
                                         Senior Vice President and
                                         Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.  Description
--------------------------------------------------------------------------------
   10.1 Sixteenth amendment to the Second Amended and Restated Agreement of Limited Partnership of Weeks Realty, L.P. dated January 14, 1999.

   10.2 Registration Rights Agreement dated January 14, 1999, by and between Weeks Corporation and Paragon Legacy Associates, Ltd.

   27.1      Financial data schedule.